Form 10-K
period 2008-06-30
Hydrodynex, Inc.
filed 2008-09-30
CIK 1438535

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-K

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2008.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

                     Commission File Number 333-152052
                                            ----------

                             Hydrodynex, Inc.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

               Nevada                                   20-4903071
    -------------------------------                ----------------------
    (State or other jurisdiction of                (I.R.S. employer
     incorporation or organization)                identification number)

                230 Bethany Rd., Ste. 128, Burbank, CA 91504
            -----------------------------------------------------
            (Address of principal executive offices and zip code)

                              (702) 884-2150
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

   Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

   Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

   Indicate by check mark if there disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer," "larger accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [ ]                Accelerated filer [ ]
Non- accelerated filer   [ ]                Smaller reporting company [X]

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ]  NO [X]

   The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2008 is $77,500 based on the sale price of the shares in a private placement that closed on September 30, 2007 of $0.10 per share. The shares of our company are not currently listed on an exchange.

   Number of shares outstanding of the issuer's common stock as of September 28, 2008: 1,500,000 shares.


                            TABLE OF CONTENTS


                                                                         Page
PART I
   Item 1.     Business                                                     2
   Item 1A.    Risk Factors                                                12
   Item 2.     Properties                                                  32
   Item 3.     Legal Proceedings                                           32
   Item 4.     Submission of Matters to a Vote of Security Holders         32
PART II                                                                    33
   Item 5.     Market for Registrant's Common Equity, Related
               Stockholder Matters and Issuer Purchases of
               Equity Securities                                           33
   Item 6.     Selected Financial Data                                     33
   Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         33
   Item 7A.    Quantitative and Qualitative Disclosures About
               Market Risk                                                 38
   Item 8.     Financial Statements and Supplementary Data                 38
   Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                         38
   Item 9A.    Controls and Procedures                                     38
   Item 9B.    Other Information                                           39
PART III                                                                   40
   Item 10.    Directors, Executive Officers of the Registrant             40
   Item 11.    Executive Compensation                                      42
   Item 12.    Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                  43
   Item 13.    Certain Relationships and Related Transactions, and
               Director Independence                                       45
   Item 14.    Principal Accountant Fees and Services                      45
   Item 15.    Exhibits and Financial Statement Schedules                  45
SIGNATURES                                                                 46
FINANCIALS                                                                 47
EXHIBIT INDEX                                                              63

                        FORWARD LOOKING STATEMENTS

   This Report on Form 10-K and the documents incorporated by reference include "forward-looking statements". To the extent that the information presented in this Report on Form 10-K discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes". Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These include, among others, the cautionary statements in the "Risk Factors" and "Management's Discussion and Analysis or Plan of Operation" sections of this Report on Form 10-K. These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements. When considering forward-looking statements in this prospectus, you should keep in mind the cautionary statements in the "Risk Factors" and "Management's Discussion and Analysis or Plan of Operation" sections below, and other sections of this Report on Form 10-K.

   The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. There are many factors that could cause actual results to differ materially from the forward looking statements. For a detailed explanation of such risks, please see the section entitled "Risk Factors" beginning on page 12 of this Report on Form 10-K. Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

   The following discussion should be read in conjunction with the audited consolidated financial statements and the notes included in this Report on Form 10-K and the section entitled "Management's Discussion and Analysis or Plan of Operation" included in this Report on Form 10-K.

                                   PART I

Item 1.   Business.

TABLE OF CONTENTS

A.   Hydrodynex - Introduction and Business Strategy
B.   Hydrodynex Products
C.   Description of Proprietary Technology
D.   Hydrodynex' Exclusive Technology License Agreement
E.   Market Analysis and Competition
G.   Marketing and Sales
H.   Patents, Trademarks, and Copyrights
I.   Employees

A.   Hydrodynex, Inc. - Introduction and Business Strategy

   Hydrodynex, Inc., a Nevada Corporation, was founded on May 12, 2006, for the purpose of acquiring an exclusive North American license for the marketing and distribution rights of an anodic oxidation water disinfection product commonly referred to as the AO-System(R) technology. The primary objective of our company is to commercialize this technology in North America initially through direct sales in order to gain a substantial market penetration. Hydrodynex has developed a strategic business plan to introduce and market the AO-Systems(R) in North America. Hydrodynex believes that due to the innovative technology, the AO-Systems(R) will fill an open market gap in the water disinfection and treatment market.

   As a result of the research and development work beginning in 1985 and conducted by Hydrosystemtechnik GmbH, from whom we have been granted an exclusive license for the anodic oxidation water disinfection product, substantial technological discoveries were made and a mechanized water disinfection unit was developed and improved which is collectively referred to as the AO-System(R). Hydrosystemtechnik GmbH has developed and commercialized this innovative water purification and disinfection system and has been selling these units in the European market for the last 16 years. Within the last few years, advancements to include warm water systems have been developed by Hydrosystemtechnik GmbH. Two U.S. patents have been granted to Hydrosystemtechnik GmbH covering the apparatus design of a water sterilization unit that uses the principals of anodic oxidation without adding chlorine compounds. Hydrosystemtechnik GmbH had, as of the end of 2007, sold and installed over 160 AO-Systems(R) units of 11 different models for projects in Europe and approximately 15 other countries worldwide. No system has yet been sold or is installed in the U.S., Canada or Mexico, and no system can be sold in the U.S. without approval of the U.S. EPA.

B.   Hydrodynex' Exclusive Technology License Agreement

   We entered into a Marketing, Distribution and License Agreement with Hydrosystemtechnik GmbH September 3, 2007. On August 30, 2008, we entered into an Amended Marketing, Distribution and License Agreement, or amended license agreement, with Hydrosystemtechnik, which has the same effective date as the original license agreement, September 3, 2007, supersedes the original license agreement. Under the amended license agreement, we were granted the right to sell water disinfection systems based on the AO-System(R) technology in all markets (except the dental market) in Canada, the United States, and Mexico on an exclusive basis for a period of three years after the effective date of the license agreement. The license remains exclusive subject to Hydrodynex (a) leasing or purchasing an AO-System(R) prior to November 3, 2008, and (b) obtaining, within 30 months of the effective date of the license agreement, verification and certification of the AO-System(R) technology by the U.S. EPA necessary for commercialization and selling water disinfection systems in whole or in part within the United States. We plan to undertake to secure technology verification from NSF International, an independent third party testing laboratory, accredited by the EPA, to legally sell AO-Systems(R) in the United States, but the process has not yet begun because of the non-completion of the construction of the test reactor by the Licensor. In addition, in order to maintain the exclusivity of the license, we are obligated to (a) make application to six states in the Western U.S. for certification of the AO-System(R) technology within 90 days after receiving the NSF and EPA verification, (b) sell, deliver and install at least one AO-System(R) in the U.S. in the two year exclusivity period following technology verification, and (c) we are required to demonstrate financial responsibility in the form of a bank credit line or equity funding of not less than $500,000 to accomplish the objectives necessary to retain the exclusivity of the license.

   We are also required, beginning year three after the effective date, or September 3, 2009, to meet certain minimum annual sales targets, based on net purchase value, for sales of AO-System(R) products in the North American territory, which increase from EUR 30,000 in year three to EUR 500,000 in year six and thereafter, in order to maintain the exclusivity of the license. If we fail to meet the minimum annual sales targets at the end of any business year, the licensor, Hydrosystemtechnik GmbH, shall have the option to revert the license agreement to a non-exclusive marketing agreement. We have paid a non-refundable license fee in the amount of EUR 10,000, and we were previously obligated to make a second non-refundable license fee in the amount of EUR 20,000 on June 1, 2008. Under the terms of the amended license agreement, Hydrosystemtechnik has agreed in writing to an extension of the due date for the second license payment from June 1, 2008 to November 30, 2008. A third license fee in the amount of EUR 20,000 will be due upon certification and approval of the AO-Systems(R) by the US Environmental Protection Agency for commercial sales in the United States. We are also required to attain and maintain minimum annual sales volume of EUR 500,000 in order to have the right to manufacture water disinfection systems based on the AO-System(R) technology and sell them in the licensed territory. If after year five after the effective date we do not maintain minimum annual sales volume of EUR 500,000 in any two consecutive years, the right to manufacture will expire automatically in the subsequent year. We are obligated to pay a royalty on the products actually assembled or manufactured and sold to third parties in the amount of 10% of the net selling price on all AO-Systems(R). We are not obligated to pay a royalty on finished AO-Systems(R) purchased from Hydrosystemtechnik and resold. We are also obligated to pay fifty percent of the direct costs related to preparing and prosecution of patents and patent applications in the U.S., Canada or Mexico,, including legal fees, filing fees maintenance fees and transaction costs, so long as the license agreement remains in effect.

   The license agreement terminates after ten years, with an option by us to extend the license for an additional ten years on an exclusive basis, as long as the minimum annual sales volume of is maintained. The licensor, Hydrosystemtechnik GmbH, has the right to terminate the license agreement, after a notice and cure period, if we are in default of any obligation in the agreement, are adjudged bankrupt, become insolvent or similar events, or if we do not maintain minimum annual sales volume of EUR 100,000 in each business year subsequent to the third year after the effective date (which means meeting the EUR 100,000 minimum annual sales volume for each year beginning September 3, 2010).

   We plan to market, sell, install, and maintain specialized AO-Systems(R) on a retail basis pursuant to the license. Stationary-type systems will be sold and installed in facilities such as hospitals, hotels, water cooling towers, swimming pools, etc. Transportable AO-Systems(R) and packaging units will be marketed to the U.S. military and other associations involved in the use of portable water treatment systems for emergency and non-emergency markets. Hydrodynex will purchase components on a wholesale basis from Hydrosystemtechnik to make, use, and sell specific water disinfection systems on a custom basis for its customers. Hydrodynex has the option to engage in future manufacturing of the AO-Systems(R) when it is deemed necessary and financially justifiable.

   Activities to date have been limited primarily to organization, initial capitalization, business and product research, producing marketing materials and a website, securing a marketing agreement, preparing a comprehensive business and operating plan, evaluating the regulatory requirements to sell water treatment systems in the U.S., Canada and Mexico, and undertaking a
marketing feasibility study.   Extensive research has been done on competing
technologies and the water contaminants that most adversely affect water systems at the present time. Legionella bacteria protection is the strongest market Hydrodynex has identified because of its wide prevalence and the high percentage of death resulting from infection.

   Our company is structured expressly as a marketing entity and therefore we do not currently engage in the design, development or manufacturing of products. In phase one of our multiphase marketing plan. Subject to receipt of approval from the EPA, of which there is no assurance, we intend to market and sell the AO-System(R), a device that disinfects potable water systems and industrial water systems, under an OEM arrangement with our Licensor Hydrosystemtechnik, GmbH. To date, we have no revenues from operations. Our expenses consist of marketing and management activities and personnel costs. We intend to accomplish the following:

  o Establish effective marketing channels for our products through a network of distributors or dealers in selected markets.
  o Support revenue generation in these channels by effectively educating the end user and promoting the use of AO-Systems(R) as a means of assuring the delivery of safe, healthy water at low costs and eliminating the Legionella bacteria from existing buildings.
  o We intend to have Hydrosystemtechnik GmbH provide the AO-Systems(R) under a brand label to be determined.
  o  We intend to register Hydrodynex as a company registered trademark.

   In addition to the risk factors set forth herein, additional obstacles, which we may encounter in launching our business model, are as follows:

1. If we do launch planned marketing initiatives, our target market may not be receptive to our business and may not purchase our products.
2.  Potential customers may not be willing to pay the price for our products.
3. Distributors and dealers may not continue to carry our products if we fail to meet their standards pursuant to our agreements with them.
4. We may be unable to establish new distributors or dealers in the balance of our marketing territory if our performance with those channels during our initial launch does not demonstrate a level of opportunity consistent with their standards.

   The water treatment industry is a rapidly growing sector and a primary component of the world's basic needs market. With over 20 large target industrial business areas benefiting from clean water and with an ever-present threat of water-borne diseases, other biohazard and inorganic aquatic health threats, including mechanical corrosion issues, the clean water industry is paramount in importance to the U.S. and the rest of North America. Certain competing technologies are arising, but none that utilize the same superior and patented technological properties as advanced Anodic Oxidation. Lawsuits filed against facilities such as hospitals, hotels, retirement homes and cooling towers because of their substandard water system cleanliness are very prevalent and on the rise in the U.S. This system gives these places a strong tool to protect themselves with and the ability to fight accusations of negligence in lawsuits. Too many human deaths arise from unsanitary remote water sources and disaster induced contamination as well.

   Water treatment and purification systems with increasing complexity and effectiveness have been put into operation worldwide for a number of years. However, conventional mechanical and chemical purification processes have proven to be insufficient in preventing the distribution of diseases through this essential nutritional element that water represents. Recognizing that special disinfection methods had to be developed to eliminate micro-organisms such as bacteria and viruses, heavy chlorination and other chemical treatments, and more recently UV and Ozone treatments, have been introduced. These processes, however, include significant disadvantages to the AO-System(R) and among other things, are hazardous, or provide a bad odor and/or taste, or only have a short-term residual cleaning effect on the water.

   We have seen several outbreaks of water-borne illnesses in recent years in municipal, residential and rural water systems, including outbreaks of Cryptosporidium, E. coli, Pseudomonas, Norovirus, Echovirus, methicillin-resistant Staphylococcus aureus, Giardia intestinalis, Shigella sonnei, etc. An estimated 1400 people in the U.S. die each year from Pseudomonas in hospital water systems. An estimated 18,000 people each year in the U.S. are infected with water-borne Legionella bacteria, 25% of those estimated from Healthcare environments.

   A particularly dangerous disease is Legionnaires' disease, caused by Legionella bacteria, has already caused significant lawsuits against hospitals since the disinfection processes used by them were not sufficient to prevent death to immune-suppressed patients. The AO-System(R) is the only existing system known to Hydrodynex which permanently eliminates micro-organisms in water systems through its short and long-term oxidative effects, including the biofilm inside pipe walls that harbors Legionella. The AO-System(R) has proven to be a solution to provide partial or complete "healing" to existing and previously infected water systems in closed circuits such as hot water systems in hospitals. However, there exists many other commercial applications in facilities such as cooling towers and food processing plants that are in dire need of this process to provide protection as well as prevention from expensive shut-down periods for cleaning. Being a new technical solution with more than 160 systems installed in 15 countries so far, the AO-System(R) are rapidly gaining a respect in the water treatment industry on a global basis.

STRATEGY

   Our plan of operation for the next 12 months will be the execution of our
strategic business plan.   Hydrodynex intends to operate in three phases as
follows:

Phase 1: Finalization of the Strategic Marketing Plan, complete current audit of Hydrodynex, initial start-up capital realization through a second private stock offering, securing EPA and State certification, making application for Hydrodynex to be publicly traded on the OTC-BB, and hiring/training sales and technical personnel.

Phase 2: Initiation of marketing and sales activities in selected markets in North America (U.S., Canada, and Mexico). Full scale commercialization of the AO-System(R), including industrialization and after-sale service agreements, for the markets covered by Hydrodynex. As part of its effort to commercialize the AO-System(R), Hydrodynex plans to offer mobile systems which may use a film pouch packaging system.

Phase 3: Set-up manufacturing in the U.S. when it becomes a viable, profit-increasing option.

The objectives are:

   (a) establish our product as the un-paralleled leader in water disinfection systems,
   (b) enter and cover all market segments in the U.S., Canada, and Mexico,0
   (c) get the AO-System(R) required and mandated by local, state, and national insurance agencies and governments.

C.   Hydrodynex Products

   The AO-System(R) units that Hydrodynex plans to sell are fully developed and utilize a novel and patented advanced technology broadly known as Anodic Oxidation. The AO-System(R) delivers this technology with 11 different reactor unit models to a wide range of applicable markets and water volume parameters. This particular generation of AO-System(R) is advanced and does not use brine water and does not contain technical characteristics similar to other older AO technology. Improved metal electrodes, design configurations, and process tuning make this generation of AO-System(R) far superior to other out-dated AO technologies. We feel that research we have done on other current competing technologies shows the AO-System(R) offers higher disinfection standards and we have found various shortcomings for competing technologies. When treating water for Legionella bacteria, conventional methods consisting of hyper-chlorination and super heat-flushing are inadequate. The AO-System(R) provides a viable technical solution related to killing Legionella bacteria.

   Initially, Hydrodynex will not produce any products or components; it will act as an exclusive master distributor of AO-Systems(R) I in Canada, the United States and Mexico. When the volume of sales warrants the setup of an assembly and manufacturing facility in North America, we will enter Phase II of our business plan and take on the responsibility of assembling and manufacturing the units by Hydrodynex or outsource the manufacturing to a reliable subcontractor here in the U.S. or another foreign country.

D.    Description of Proprietary Technology

   The AO-System(R) is generally installed as a point-of-entry device on warm and/or cold water systems. Water passes through a reactor chamber of the unit which contains specially engineered electrodes that produce oxidizing effects in the water as an electrical current is generated to pass from the cathodes to the anodes. Instrument observed water flow determines the amount of electrical current generated and the computer unit automatically controls the system. The system can bypass itself for regularly scheduled back-wash cleanings which prevent build-up on the electrodes and thereby increase the longevity of the system and its components.

   Advanced AO is an electrochemical in-situ sterilization process which produces deactivating (microbiocidal) oxidants directly from the water being treated. No chemical additives are necessary for the treatment. The water flows into the reactor from the bottom then up through the spaces between the electrodes, serving directly as an electrolyte. The deactivation (killing) of microorganisms such as bacteria, fungi, algae & viruses occurs predominantly through oxidation in the anode boundary layer (due to short life absorbed oxidants), ultimately being optimized for maximum effectiveness. In operation with neutral pH, two dominant anode mechanisms can be verified:

E.   Market Analysis and Competition

   Hydrodynex' management believes that Hydrodynex' main competitiveness is expected to be based on technological superiority and efficacy, rather than price. Hydrodynex will be competing against companies with products it believes are less efficient and less expensive than the AO-System(R), however, these companies have sufficiently more financial resources than our company. The main currently used disinfection systems are based on chlorination (most common), and more recently, UV and Ozone systems.

   In the last few years, several companies have introduced a Copper/Silver Ionization process which was installed for testing in at least 16 hospitals
in 5 states.   This shows that there is indeed a viable market for more
efficient disinfection systems. Copper/Silver ionization has not entered the retail market for drinking water systems and most likely will not be allowed in this market due to its release of heavy metals into the treated water. It should be noted that while that system is simpler than conventional systems, it has numerous deficiencies when compared to the AO-System(R). Chlorine Dioxide is the other major competitor to our technology, but also has several deficiencies when compared with advanced Anodic Oxidation. Examples would be such things as harmful carcinogenic byproducts, large amounts of dangerous chemical dosing and inefficient Legionella eradication. .

   In management's opinion, at this point in time, there is no similar technology available in the United States. However, the market resistance against new products and new technical solutions has to be overcome in order for the company to become successful and there is no assurance that this will happen. The need is immense, and so are the advantages. Electrolytic chlorinators have been seen entering the market recently, but the statistical effects of it on Legionella have not shown perfect results, and other negatives have been found with this process. Very recently, two more competing companies have marketed "photo-oxidation" and "RECOR(R)", but information on these systems is limited and the validity of these systems is yet to be seen.

   Other benefits of the AO-System(R) include lowered energy consumption by the facility by not having to raise its warm water network above 55 degrees Celsius. Many places raise their water temperature up to 70 or even 80 degrees Celsius at night to combat problems they encounter. This results in danger of scorching to consumers, highly increased pipe corrosion, and dramatically increased energy consumption. The AO-System(R) also partially softens water by increasing the solubility of common precipitates and removing solutes within the reactor. It also cleans existing pipe corrosion and breaks down scaling deposits. The cost of replacing a piping system in a building is a very expensive, lengthy, and invasive process.

   As far as the portable system is concerned, there are many competing systems of different sizes on the market, but the long-term disinfection effect of advanced AO-System(R) is a benefit that is not matched by the majority of these systems. Hydrodynex believes it may be able to establish a niche market.

   We have entered into a Memorandum of Understanding with IMF, under which we will have access to the design parameter and manufacturing right which integrates a unique water packaging system with the AO-System(R). The packaging system utilized in the mobile unit uses a proprietary tri-layer foil in the packaging. This material keeps the water quality unchanged over many years.

   The competitive situation may adversely affect Hydrodynex sales or capacity to retain or increase clientele or business. There are no assurances Hydrodynex will be able to successfully compete against these other competitors based on these factors. In order to compete with these other companies, Hydrodynex plans to attempt competitive pricing, above average customer service, high quality products and provide independent research and testing that will provide conclusive evidence that the AO-System(R) is the leading and best technology available. In addition to the technological advantages of the AO-System(R), this system is very competitive when it comes to operation and maintenance costs and treatment cost per gallon of water.

   These facts lead to the belief that the Hydrodynex AO-System(R) process has the potential to replace most of the competing processes. However, the replacement will be gradual due to the fragmentation of the industry. No company has a market penetration of more than a couple of percent, but we believe that the AO-System(R) has the potential to be the market leader.

G.   Marketing and Sales

   Once certification has been granted by the EPA, we intend to focus its sales and marketing program directly toward certain targets of opportunity. The most important targets are those where water safety is paramount; in facilities and industries where unhealthy people are exposed to additional disease and lives are being lost, where expensive and reputation tarnishing lawsuits are in abundance, and where other competing products are failing to properly address these issues. Four primary markets have been researched and evaluated by the Company's management. These four areas are hospitals, hotels, military applications and applications for mobile disaster relief. Secondary marketing targets are water cooling towers, food processing facilities, retirement homes, spas, schools, industrial plants, public fountains, pools, water slide parks, cruise ships, etc.

   The organism that is causing the greatest problems is the Legionella bacteria, the most dangerous and most prevalent water bio-contaminant in the market. Hydrodynex has learned of hundreds of outbreaks in the U.S. and subsequent litigation resulting from outbreaks. It is estimated that 50-95% of building water systems are inhabited by this often fatal bacteria which kills around 35% of the people that are infected. As many as 18,000 are estimated to be infected by Legionella in the U.S. per year, about 5,000 of them in hospitals, this is the number one focus of Hydrodynex at this time. The primary reason that hospitals have such a high degree of mortality is because many of the individuals in the hospitals have their immune systems compromised due to medication, surgery, chemotherapy, etc. This phenomenon is also seen in retirement homes.

   We will attend trade shows and undertake a direct marketing program to key hospitals in the southwestern section of the U.S. Marketing efforts will initially be concentrated in the states of Nevada, Arizona, and California. Prospective customers and marketing targets include Good Samaritan hospital in Los Angeles, which recently weathered a Legionnaires ' disease lawsuit involving two deaths. The company is developing a comprehensive marketing brochure to define the differences between the AO-Systems(R) and other competing water treatment systems now available on the market. We have already created a website to begin educating the market about the AO-System(R)- www.HydroDynex.com.

   Hydrodynex will also deploy a multi-channel Internet marketing strategy with the primary intention of building brand recognition, educating the consumer of the Hydrodynex value propositions, generating leads and increasing sales through the following tactics:

  o Web Presence Development: the Hydrodynex primary website and its supporting network websites will engage in a host of Web marketing strategies. Such strategies will include but are not limited to: Search Engine Optimization (SEO); consistent creation of unique, relevant content that target specific key phrases Hydrodynex consumers are searching for; optimized page TITLE and Meta tags, ALT tags, H1/2/3 headers, URLS, etc.; link building through various web directory submissions and Web presence campaigns such as article submissions, press releases, etc.
  o Monthly Email Newsletter and Lead Cultivation: as prospects are added to the Hydrodynex sales pipeline-and in addition to traditional sales/marketing follow up and cultivation tactics-a monthly newsletter will be sent to cultivate prospective clients through value-added messaging, helpful information and sales/marketing information,
  o Online Joint Venture Marketing Partnership: Hydrodynex will identify complimentary businesses which support the Hydrodynex model and seek out online marketing partnerships to expand Web presence and sales/marketing objectives.

   Subject to receiving the necessary regulatory approvals from the EPA, we will develop all the appropriate technical brochures, presentations, marketing materials, upgrade of our website, and develop a sales team, we will initiate meeting with potential customers and attend key trade shows.
We intend to use an integrated plan that includes a robust and informative web site, target advertising, trade shows and personal contact to establishments that have a reported history of problems related to Legionella. The identification of potential customer will be determined by a comprehensive analysis of the existing market. Hydrodynex plans to attend and/or participate in trade shows and do direct mailings and call on to potential clients as its marketing strategy. Relationships with scientists, organizations, associations, insurance companies, government agencies and media will help in marketing the product.

   Each target customer will receive comprehensive marketing communications that address the benefits from the purchase and use of the AO-System(R). The marketing mission will be focused on educating the potential customer and providing information that relates to how the system is a unique technical solution that will eliminate the deadly virus of Legionella in hospitals, hotels, military applications, mobile disaster relief units, water cooling towers, food processing facilities, retirement homes, spas, schools, industrial plants, public fountains, pools, water slide parks, cruise ships, carwashes, auto plants using water cooling machinery, fountains, ice rinks, air-scrubbing plants, health-club showers, public pools, mines, schools, industrial air-cleaners, prisons, stadiums, homes, cruise ships, etc.

   Hydrodynex will also look to present to building construction companies such as Ellerbe Becket and McCarthy Builders and invite them to infuse our systems into their new and old projects. Builders want their projects to be problem free and safe to the tenants, so an approach such as this should prove profitable.

H.   Patents, Trademarks, and Copyrights

   We are substantially dependent on the ability of Hydrosystemtechnik to obtain and maintain patents and proprietary rights for our product, and to avoid infringing the proprietary rights of others. We have interests in two patents issued by the United States Patent and Trademark Office. Additional patent applications may be forthcoming from ongoing research and development.

   On September 3, 2007, we obtained an exclusive license in Canada, the United States and Mexico from Meinolf Schoeberl and Hydrosystemtechnik to any proprietary technology being developed by Hydrosystemtechnik involving advanced Anodic Oxidation water disinfection units in any markets but the dental market.

   Hydrosystemtechnik GmbH, is the owner of two U.S. patents, numbers 5,395,492 granted on March 7, 1995, and 5,439,576, granted August 8, 1995, both entitled "Apparatus for the Sterilization of Water". Both patents describe innovative methods of sterilization of water using anodic oxidation. Anodic oxidation is a process of using anodes and cathodes inside a reactor chamber for the purpose of conducting high electrical current, which generates over-voltage with respect to oxygen generation, and generates chlorine equivalent oxidants. The reactor creates a significant amount of oxidants to sterilize the water, but does so in a way without adding chlorine.

   We have not filed for any copyright or trademark protection to date.

I.   Employees

   Our President and Chief Executive Officer of Hydrodynex, Jerod Edington, performs employee like services for our company on a part time basis. Mr. Edington works approximately 25 hours per week for the benefit of Hydrodynex and is paid $2,500 per month. Employee-like services provided by the other officers and directors of Hydrodynex are compensated to them at the rate of $50.00 per hour. These individuals have other employment and responsibilities outside of Hydrodynex.

Item 1A.  Risk Factors

   Investing in our securities involves a high degree of risk. In addition to other information contained in this registration statement, prospective purchasers of the securities offered herby should consider carefully the following factors in evaluating Hydrodynex and its business.

   The securities we are offering through this registration statement are speculative by nature and involve an extremely high degree of risk and should be purchased only by persons who can afford to lose their entire investment. We also caution prospective investors that the following risk factors could cause our actual future operating results to differ materially from those expressed in any forward looking statements, oral, written, made by or on behalf of us. In assessing these risks, we suggest that you also refer to other information contained in this registration statement, including our financial statements and related notes.

RISKS RELATED TO OUR COMPANY AND OUR INDUSTRY

We must raise additional capital to make required license payments under our license agreement to our licensor.

   Under our original license agreement with our licensor Hydrosystemtechnik, we were required to make a non-refundable license payment of EUR 20,000 on June 1, 2008, but pursuant to the amended license agreement dated August 30, 2008, our licensor agreed to extend the due date for the second license payment to November 30, 2008. We do not currently have sufficient cash resources to make the second license payment and we will need to raise additional capital by selling equity or incurring debt in order to make this license payment. Our licensor could find us in default under the license agreement and terminate the agreement if we do not make timely payment by the extended due date. Under the license agreement unpaid balances bear interest at a rate of 2% above the prime rate as quoted in the U.S. edition of the Wall Street Journal.


If we are unable to meet our milestone and minimum annual sales obligations under the Marketing, Distribution and License Agreement we will lose the exclusivity of the license and the licensor could terminate the license agreement.

   Under our license agreement with our licensor Hydrosystemtechnik we are required to meet a number of specific milestones by certain dates, which, if we fail to achieve the required milestones, our license agreement will become non-exclusive, damaging our competitive situation, or the licensor could decide to terminate the agreement. We have currently not met any of our milestone obligations. In addition, we are required to meet certain minimum annual sales volumes based on net purchase value of sales for calendar years beginning in 2010. If we are unable to meet those minimum annual sales volumes our license will become non-exclusive and in addition, our licensor could terminate the agreement.


If we are unable to obtain approval from the Environmental Protection Agency to commercially sell the anodic oxidation water treatment/disinfection systems in the United States by March 3, 2010, our license can revert to a non-exclusive license and our licensor could terminate the license agreement.

   Under the terms of our license agreement with our licensor Hydrosystemtechnik we are required to gain approval from the Environmental Protection Agency by March 3, 2010, thirty months after the effective date of our license agreement. The verification and certification process leading to such approval involves extensive testing and is an expensive process. We will have to raise additional capital to pay for the independent verification and certification process leading to approval. We have made contact with staff at ,the NSF, gotten price quotes, and met with NSF representatives in person. We are currently awaiting completion of the test reactor that we have ordered from our licensor so that we can begin the testing process with NSF. If we fail to meet the deadline for approval from the EPA for the AO System water disinfection technology, we will not be able to commercially sell it in the United States, our license will become non-exclusive and our licensor could terminate the amended license agreement.

FOREIGN EXCHANGE RISK - fees to licensor, minimum annual sales targets and purchases from Licensor are all in Euros. Further weakening of the dollar could significantly increase our cost of goods, our fees payable under the license agreement as well as the minimum annual sales targets we are required to meet.


If we are able to secure approval from the Environmental Protection Agency, we may not be able to establish sufficient sales and marketing capabilities in the U.S. or enter into agreements with third parties to sell and market any products due to our lack of experience in these areas, we may not be able to generate product revenue.

   We do not currently have an organization for the sales, marketing and distribution of our product. In order to market any products, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. In addition, we have no experience in developing, training or managing a sales force and will incur substantial additional expenses in doing so. The cost of establishing and maintaining a sales force may exceed its cost effectiveness.
Furthermore, we will compete with many companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these companies. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.


We are initially dependent on third-party manufacturers, over whom we have limited control.

   The manufacturing process of the AO-Systems(R) and any other ancillary replacement components has initially been outsourced to the Licensor, pursuant to the terms of the existing License Agreement between Hydrodynex and Hydrosystemtechnik GmbH. The Licensor is dependant upon many third party vendors in Germany and other European countries to supply essential components, which are assembled and tested in the Licensor's manufacturing facility in Germany. We do not have any manufacturing facilities and expect to rely upon Hydrosystemtechnik to properly manufacture our products. Our dependence upon a third party for the manufacture of our proposed products may adversely affect our profit margins and our ability to develop and deliver proposed products on a timely and competitive basis. Any delays in manufacturing and distribution will have an adverse impact on the price of our Company's shares.


We may be subject to product liability claims.

   The sale of the AO-Systems(R) may expose us to the risk of significant losses resulting from product liability. Although we intend to obtain and maintain product liability insurance to offset some of this risk, we may be unable to secure such insurance or it may not cover certain potential claims against us.

   We may not be able to afford to obtain insurance due to rising costs in insurance premiums in recent years. If we are able to secure insurance coverage, we may be faced with a successful claim against us in excess of our product liability coverage that could result in a material adverse impact on our business. If insurance coverage is too expensive or is unavailable to us, we may be forced to self-insure against product-related claims. Without insurance coverage, a successful claim against us and any defense costs incurred in defending ourselves may have a material adverse impact on our operations.


As a result of our limited operating history, we may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

   We have only a limited operating history from which to evaluate our business. We have not generated revenue to date. Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of development. We may not be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

   Because of this limited operating history and because of the emerging nature of the markets in which we compete, our historical financial data is of limited value in estimating future operating expenses. Our budgeted expense levels are based in part on our expectations concerning future revenues. However, our ability to generate revenues depends largely on purchase orders generated from hospitals, hotels, retirement homes, government buildings, and cooling tower installations.

   Moreover, if we generate orders from hospitals, hotels, retirement homes, government buildings, and cooling tower installations, the size of any future revenues depends on the choices and demand of individual consumers, which are difficult to forecast accurately. We may be unable to adjust our operations in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, a significant shortfall in demand for our products could have an immediate and material adverse effect on our business, results of operations, and financial condition.

   Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as any indication of our future performance. Our quarterly and annual expenses are likely to increase substantially over the next several years, and revenues from the sale of the AO-Systems(R) may not meet our expectations. Our operating results in future quarters may fall below expectations. Any of these events could adversely impact our business prospects and make it more difficult to raise additional equity capital at an acceptable price per share. Each of the risk factors listed in this "Risk Factors" section may affect our operating results.


Our business, the technology and the water treatment industry are constantly changing and evolving over time. Furthermore, we compete in an unpredictable industry and regulatory environment. Our ability to succeed depends on our ability to receive approval from the Environmental Protection Agency and being able to successfully compete in the water treatment market. As such, our actual operating results may differ substantially from our projections.

Hydrodynex has never earned a profit and is currently operating under a net loss. There is no guarantee that we will ever earn a profit.

   From our inception on May 12, 2006 to the accounting period ended on June 30, 2008, Hydrodynex has not generated any revenue. Rather, Hydrodynex operates under a net loss, and has an accumulated deficit of $72,123 as of the period ended June 30, 2008. Hydrodynex does not currently have any revenue producing operations. Hydrodynex is not currently operating profitably, and it should be anticipated that it will operate at a loss at least until such time when the production stage is achieved, if production is, in fact, ever achieved.

If we are unable to obtain financing in the amounts and on terms and dates acceptable to us, we may not be able to expand or continue our operations and development and so may be forced to scale back or cease operations or discontinue our business. You could lose your entire investment.

   We will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income. We are an early stage company and we have not realized any revenues to date. We do not have sufficient capital to enable us to commence, implement and complete our business plan and based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next twelve months. We will require financing in order to get regulatory approval and initiate operations described in the section entitled, "Business of the Issuer." We need to raise a minimum of $400,000 to implement and complete the first phase of our business plan. There will be an addition requirement of $2,000,000 to complete the second
phase of our business plan.,   There is no assurance that we will be
successful in raising these funds and in the event were are successful, there is no assurance that the terms and conditions of these funds will be in the best interest of our company or our shareholders. We do not have any arrangements for financing and we may not be able to find such financing if required. We will need to obtain additional financing to operate our business for the next twelve months, and if we do not, our business will fail. We will raise the capital necessary to fund our business through a Prospectus and private offering of our common stock or units consisting of common stock and stock purchase warrants. Obtaining additional financing would be subject to a number of factors, including investor acceptance of Company's business strategy, its technology and investor sentiment. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing when such funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our product and our business model. Furthermore, there is no assurance that we will not incur further debt in the future, that we will have sufficient funds to repay our future indebtedness, or that we will not default on our future debts, thereby jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to maintain our operations, which might result in the loss of some or all of your investment in our common stock.

Our company anticipates that the funds that were raised from private placements by way of subscription agreements and funds advanced from directors will not be sufficient to satisfy our cash requirements for the next twelve month period. Also, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

  1. we incur unexpected costs in our independent testing programs;
  2. we are unable to create a substantial market for our products;
  3. we incur any significant unanticipated expenses; and
  4. we find that we need to spend additional funds to educated the market and promote the new technology.


The occurrence of any of the aforementioned events could prevent us from pursuing our business plan, expanding our business operations and ultimately achieving a profitable level of operations.

   We depend almost exclusively on outside capital to pay for the continued development of our business and the marketing of our products. Such outside capital may include the sale of additional stock, shareholder and director advances and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.


If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue sales of the AO-Systems(R) for the treatment of water and so may be forced to scale back or cease operations or discontinue business and you could lose your entire investment

   Our company was recently formed, and we have not proven that we can generate a profit. If we fail to generate income and achieve profitability investment in our securities may be worthless.


We have no operating history and have not proved we can operate successfully. We face all of the risks inherent in a new business. If we fail, your investment in our common stock will become worthless. From inception of May 12, 2006 to the audited period ended on December 31, 2007 and the audited period through June 30, 2008, we incurred a net loss of $(17,588) and $(72,123) respectively and did not earn any revenue. Hydrodynex does not currently have any revenue producing operations.

Arbitrary offering price means we have no information to support the price of our shares.

   The shares being registered hereby will be sold at the prevailing market price if and when the shares are traded in the open market. Since the selling price bears no relationship to assets, book value, net worth, earnings, actual results of operations or any other established investment criteria, the price set forth in the cover page of this prospectus should not, therefore, be considered an indication of actual value of our securities.


We rely on our senior management and will be harmed if any or all of them leave.

   Our success is dependent on the efforts, experience and relationships of Jerod Edington. If this individual were unable to continue in his role, the business would be adversely affected as to its business prospects and earnings potential. We do not currently carry any insurance to compensate for any such loss. Mr. Edington's decisions and choices may not take into account standard engineering or managerial approaches marketing companies in the water treatment industry commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.


We may find it very difficult or impossible for Hydrodynex to find suitable employees in the future or to find third party consultants to assist Hydrodynex.

   Hydrodynex currently relies heavily upon the services and expertise of Jerod Edington and Blaine Davidson. In order to implement the business plan of Hydrodynex, management recognizes that additional management will be required at some point in the future. However, on a near term basis, Hydrodynex will outsource most services and utilize independent consultants as much as possible. The group of three directors, which includes the two officers, are the only personnel at the outset of operations. The three officers can manage the office functions until Hydrodynex can generate enough revenues to hire additional employees.


Because a small number of existing shareholders own a large percentage of our voting stock, you will have minimal influence over shareholder decisions.

   Certain individuals have significant stock ownership in our Company and will retain significant control of Hydrodynex in the future. Immediately following this offering, we anticipate that our founders, executive officers, directors, employees and early-stage investors will together own 100% of the voting power of our outstanding capital stock. As a result of such ownership concentration, this group will have significant influence over the management and affairs of our business. They will also exert considerable, ongoing influence over matters subject to stockholder approval, including the election of directors and significant corporate transactions, such as a merger, sale of assets or other business combination or sale of our business. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other shareholders.


There are many competitors in our market and we may not be able to effectively compete against them.

   The business of marketing water disinfection systems is highly competitive. This market segment includes numerous technologies, manufacturers, distributors, marketers and retailers that actively compete for the business of commercial water treatment in North America. In addition, the market is highly sensitive to the introduction of new products and technologies that may rapidly capture a significant share of the market. As a result, our ability to remain competitive depends in part upon its successful introduction and end user acceptance of a new product.


We are a development stage company, which means our operations may not be successful.

   We were incorporated on May 12, 2006 and although we have certain assets, we have not executed our business model and are considered to be in the development stage. Our ability to maintain and achieve profitability is dependent on the execution of our business plan to generate cash flow to fund future growth. There can be no assurance that our results of operations or marketing strategy will prove successful.


RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS MODEL

We have no public trading market for our securities.

   Although we intend to complete a public registration of our securities, there is currently no public market for our securities. We have never been nor are we currently subject to the periodic filing and reporting requirements of the Securities Exchange Act of 1934. Accordingly, prospective investors are cautioned that there is no available public information about our financial status and operations.

If we are unable to obtain additional capital, we may have to curtail or cease operations.

   We expect that we will need to raise funds by the end of the third quarter of 2008 in order to meet our working capital requirements. At present, we believe that we can continue operations for a period of approximately four months based upon our present monthly use of funds that were raised from shareholders in a private placement or funds that could be provided as loans by the officers, directors and shareholders. We may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available to us, we may have to curtail or cease operations after the end of the third quarter, which would materially harm our business and financial results. To the extent we raise additional funds through further issuances of equity or convertible debt or equity securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Furthermore, any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.


We have no operating history that makes an evaluation of our business difficult.

   Our lack of operating history makes it difficult to evaluate our current business and prospects or to accurately predict our future revenues or results of operations. Our business model, and accordingly our revenue and income potential, is new and unproven. In addition, early-stage companies are subject to risks and difficulties frequently encountered in new and rapidly evolving markets.


We have a new and unproven business model, a new technology and may not generate sufficient revenues for our business to survive or be successful.

   Our business model is based on the commercial viability of a new patented technology and products not sold previously in North America. In order for our business to be successful, we must not only develop viable marketing channels that directly generate revenues, but also provide educational content to end users to create demand for our products and technology. Our business model assumes that end users in many markets will see the value of our technology and products and we will be able to generate revenues through sales to end users. Each of these assumptions is unproven, and if any of the assumptions are incorrect, we may be unable to generate sufficient revenues to sustain our business or to obtain profitability. At the present time, we have no contracts, arrangements or agreements with either end users or distributors.

Because of our limited resources and the speculative nature of our business, there is substantial doubt as to our ability to operate as a going concern.

   The report of our independent auditors, on our audited financial statements for the audited period ended June 30, 2008 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Our continued operations are dependent on our ability to obtain financing and upon our ability to achieve future profitable operations from the development of our business model. If we are not able to continue as a going concern, it is likely investors will lose their investment.


We have no operating history and expect to incur losses in the future.

   We have no operating history and have generated no revenues. We have not achieved profitability and expect to incur losses for the foreseeable future. We expect those losses to increase as we continue to incur expenses to develop our products and services. We believe that our business depends on our ability to significantly increase revenues and to limit our operating expenses. If our revenues fail to grow at anticipated rates or our operating expenses increase without a commensurate increase in our revenues, or we fail to adjust operating expense levels appropriately, we may never be able to achieve profitability.


Our future operating results are likely to be volatile and may cause our equity value to fluctuate.

   Our future revenues and operating results, if any, are likely to vary from quarter to quarter due to a number of factors, many of which are outside of our control. Factors, which may cause our revenues and operating results to fluctuate, include the following:

  o  the willingness of  distributors to market our products;
  o  market acceptance of our technology and AO Systems;
  o  the timing and uncertainty of sales cycles;
  o  new products and services offered by current or future competitors; and
  o general economic conditions, as well as economic conditions specific to the water treatment industry.

We are subject to all of the risks and uncertainties associated with the water treatment industry, all of which may have an adverse impact on our business and results of operations.

   Our future operating results will depend upon numerous factors beyond our control, including the acceptability of our products and technology by end users, national, regional and local economic conditions, changes in demographics, the availability of alternative forms of water treatment, critical reviews and existing competition, which change rapidly and cannot be predicted. If we are unable to successfully anticipate and respond to changes in attitude by end users, our business and operating results will be adversely affected.


Current or future government regulations may add to our operating costs.

   We may face unanticipated operating costs because of potential changes in
governmental regulations related to water treatment standards.   We have no
assurance that the independent testing to be undertaken by NSF International will result in favorable data that will be accepted by the Environmental Protection Agency. Laws and regulations may be introduced and court decisions reached that affect the water treatment standards or other characteristics of water deemed to be disinfected. Complying with new regulations could increase our operating costs. Furthermore, we may be subject to the laws of various jurisdictions where we actually conduct business. Our failure to qualify to do business in a jurisdiction that requires us to do so could subject us to fines or penalties and could have a material adverse impact on our business and operations.


If we fail to attract end users, distributors or professional sales personnel for our products may have an adverse impact on our business.

   Our success depends upon our ability to attract capable distributors and as well as in-house sales representatives to enter into arrangements with us to sell our products to end users. If we do not continually augment and improve our marketing channels, we will not be able to sustain a sales level that will support our operations without the infusion of additional capital.

If we do not effectively educate end users on the benefits of the AO-Systems(R), we will not have sufficient demand for our products.

   Our business plan is predicated on our company attracting active and loyal support from end users interested in the disinfection of water, principally hospitals. Our target market will be end users that have a specific need in having the safest, purest and healthiest water possible for consumption or utilization in their commercial business. There can be no assurance that there will be significant support from our efforts to educate end users on this new technology of disinfection of water. Failure to achieve recognition and acceptance of this new technology by hospital and other commercial end-users in a timely fashion will have a material adverse effect on the sales cycle and may require us to incur unexpected incremental marketing expenses to educate and inform the market place.


Delivery of our products may be interrupted due to international political situations, natural disasters or other causes.

   Our products are manufactured in Europe and delivery can be a problem. We are subject to the risk that delivery of our products may be interrupted as a result of natural disasters such as earthquakes and fires or capacity constraints with our vendors' or suppliers' hardware. Any such interruptions may lead to a loss of customers or distributors and, accordingly, may adversely affect our business and results of operations.


RISKS RELATED TO THIS OFFERING AND OUR STOCK

There is no market for our Common Stock and the stock is not currently listed on any exchange, which limits our shareholders ability to resell their shares or pledge them as collateral.

   There is currently no public market for our shares, and we cannot assure you that a market for our stock will develop. Consequently, investors may not be able to use their shares for collateral or loans and may not be able to liquidate at a suitable price in the event of an emergency. In addition, investors may not be able to resell their shares at or above the price they paid for them or may not be able to sell their shares at all. Our company is not currently listed on any stock exchange. However, if Hydrodynex should become listed, of which there is no assurance, we will be subject to the "penny stock" rules, the level of trading activity in our stock may be reduced which may make it difficult for investors to sell their shares. Our common stock is penny stock as defined by the Exchange Act. Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The reluctance of institutional investors to trade penny stocks and the additional burdens imposed upon stockbrokers by these requirements discourages stockbrokers from effecting transactions in our common stock, which may limit the market liquidity and the ability of investors to trade our common stock. The lack of volume and transactions, if and when it becomes listed on an exchange, in our stock may reduce the overall market value of the common stock.


Electing reporting status under the '34 Act will result in a delay in the registration of our common stock sold in the Offering.

   There are no assurances that the SEC will deem a registration statement effective or that any subsequent planned registration statements to register for resale common stock or common stock underlying warrants that maybe issued in the future, will be approved.


The Offering Price and other terms of this Offering have been arbitrarily determined.

   The Offering Price was not established in a competitive market. Rather, the Offering Price was arbitrarily determined by us. The Offering Price bears no relationship to our assets, book value, historical results of operations, or any other established criterion of value, and may not be indicative of the fair value of the common stock. The trading price, if any, of the common stock that will prevail in any market that may develop in the future may be higher or lower than the price you pay in this Offering.
The Offering Price may not be indicative of future market prices.

   The public market may not agree with or accept our determination of the Offering Price, in which case investors may not be able to sell their Shares at or above the Offering Price, thereby resulting in losses on sale. The market price of the common stock will likely fluctuate significantly in response to factors, some of which are beyond our control, such as: the announcement of new products or product enhancements by us or our competitors; developments concerning intellectual property rights and regulatory approvals; quarterly variations in results of operations; changes in earnings estimates or recommendations by securities analysts; developments in our industry; and general market conditions and other factors, including factors unrelated to our own operating performance.

   Further, the stock market in general, and securities of small-cap companies in particular, has recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. You should also be aware that price volatility might be worse if the trading volume of our common shares is low.


There is not now, and there may not ever be, an active market for our common stock.

   There currently is no market for our common stock. Further, although the common stock of Hydrodynex may become quoted on the OTC Bulletin Board, trading of its common stock may be extremely sporadic. For example, several days may pass before any shares are traded. There can be no assurance that following the listing on an exchange, a more active market for such common stock would develop. Accordingly, investors must therefore bear the economic risk of an investment in the Shares for an indefinite period of time.


There are restrictions on the transferability of the securities comprising this Offering.

   The securities being offered have not been, nor will they be, registered pursuant to the Securities Act except pursuant to the registration rights granted pursuant to the terms of this Offering. If we desire, we may permit the transfer of the securities out of a purchaser's name only when its request for transfer is accompanied by an opinion of counsel reasonably satisfactory to us that neither the sale nor the proposed transfer results in a violation of the Securities Act or any applicable state securities or "Blue Sky" laws, and a written agreement by any subsequent transferee that such party agrees to be bound by the terms of the Subscription Agreement.

Following the approval of our Registration Statement, we will become subject to the reporting requirements of federal securities laws, which can be expensive.

   As a result of filing a registration statement to become a reporting public company, Hydrodynex will be subject to the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws, including compliance with the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders would cause our expenses to be higher than they would be if we remained a privately-held Company. In addition, we will incur substantial expenses in connection with the preparation of the Registration Statement and related documents with respect to the registration of the shares of common stock and the reporting that is required once Hydrodynex becomes a reporting company.


Compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be time consuming, difficult, and costly.

   Hydrodynex has never operated as a publicly-traded company. It may be time consuming, difficult, and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly?-traded companies to obtain.


Upon the effective time of the Registration Statement, there will be a significant number of shares of common stock eligible for sale, which could depress the market price of such stock, assuming the Stock of Hydrodynex becomes listed on an exchange, of which there is no assurance.

   Following the effective date of the Registration Statement, a large number of shares of common stock would become available for sale in the public market, which could harm the market price of the stock. Given the relatively liquid market, it is likely that the sale of a significant amount of our stock would have a substantial negative impact on the market price of our stock due to supply and demand economic principles. Further, shares may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares.

We cannot assure you that, even following the approval of the registration statement by the SEC and our election to be a reporting company under the '33 Act, the common stock will become listed on the American Stock Exchange, NASDAQ, OTC-BB or any other securities exchange.

   Following the approval of the registration statement and as soon as practical, we plan to apply for listing our common stock on a recognized Stock Exchange. However, we cannot assure you that Hydrodynex will be able to meet the initial listing standards of any stock exchange, or that it will be able to maintain a listing of the common stock on any other stock exchange. After the Registration Statement is approved, we expect that the common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pink sheets," where an investor may find it difficult to dispose of shares or obtain accurate quotations as to the market value of the common stock. In addition, we would be subject to an SEC rule that, if we failed to meet the criteria set forth in such rule, imposes various requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity.


If you purchase shares you will experience immediate and substantial dilution.

   If you purchase shares, you will incur immediate and substantial dilution in pro forma net tangible book value. If Hydrodynex sell additional shares of common stock or issues warrants in the future and these holders of outstanding options and warrants exercise those options and warrants, you will incur further dilution. In the event we obtain any additional funding, such financings are likely to have a dilutive effect on the holders of our securities. In addition, we have adopted an employee stock option plan under which officers, directors, consultants and employees will be eligible to receive stock options exercisable for our securities at exercise prices that may be lower than the Offering Price. Such stock option grants, if any, may dilute the value of the securities.


If the selling shareholders all elect to sell their shares of our common stock at the same time, the market price of our shares may decrease.

   It is possible that the selling shareholders will offer all of the shares for sale. Further, because it is possible that a significant number of shares could be sold at the same time, the sales, or the possibility thereof, may have a depressive effect on the future market price of our common stock.

If our stock trades at a relatively small volume, shareholders may not be able to sell their shares without depressing the market price of the shares.

   If a market for our common stock is established, it may be possible that a relatively small volume of shares will trade on a daily basis. A small volume is indicative of an illiquid market. In the event there is a relatively small volume of shares being traded on a daily basis, shareholders may be unable to sell their shares without causing a depressive effect on the price of our common stock.


Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and the NASD's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

   Hydrodynex' common shares may be deemed to be "penny stock" as that term is defined in Regulation Section "240.3a51-1" of the Securities and Exchange Commission (the "SEC"). Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a "recognized" national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three years) or U.S. $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than U.S. $6,000,000 for the last three years.

   Section "15(g)" of the United States Securities Exchange Act of 1934, as amended, and Regulation Section "240.15g(c)2" of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in Hydrodynex' common shares are urged to obtain and read such disclosure carefully before purchasing any common shares that are deemed to be "penny stock".

   Moreover, Regulation Section "240.15g-9" of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in Hydrodynex' common shares to resell their common shares to third parties or to otherwise dispose of them. Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

(i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer

(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases

(iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons

(iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers

(v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses

   Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

Our intellectual property rights are valuable, and our inability to protect them could reduce the value of our products, services and brand.

   We do not own any patents or intellectual property. We have an exclusive license agreement with Hydrosystemtechnik GmbH, which initially grants us the right to market the AO-Systems(R) in North America and in the future, we have an option to manufacture and assemble the AO-Systems(R) here in the US or by utilizing a subcontract manufacturer in other countries. The patents issued in the U.S. were granted in 1995. U.S. trademarks, trade secrets, copyrights and other intellectual property rights are owned by the licensor, which we have access to by virtue of the terms and conditions of the exclusive License Agreement. This intellectual Property is currently outside of our direct control and could jeopardize our ability to implement our business plan. In addition, the efforts made by Hydrosystemtechnik, GmbH, to protect the intellectual property rights may not be sufficient or effective. Any significant impairment of the intellectual property rights could harm our business indirectly or our ability to compete. Protecting the intellectual property rights is costly and time consuming, and the unauthorized use of the intellectual property could cause these costs to rise significantly and materially affect our operating results. We are required to pay 50% of the direct costs related to preparing and prosecution of patents and patent applications, including legal fees, filing fees maintenance fees and transaction costs within the licensed territory, so long as our license agreement with Hydrosystemtechnik GmbH remains in effect.

   While the goal of Hydrosystemtechnik GmbH is to obtain patent protection for their innovations, they may not be patentable or they may choose not to protect certain innovations that later turn out to be important for our business. Even if Hydrosystemtechnik GmbH does obtain protection for its innovations, the scope of protection gained may be insufficient or a patent issued may be deemed invalid or unenforceable, as the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. The patenting process, enforcement of issued patents, and defense against claims of infringement are inherently costly and risky. Hydrosystemtechnik GmbH may not have the financial resources to defend its patents, thereby reducing our competitive position and our business prospects. Specific risks associated with the patent process include the following:

  o The United States Patent and Trademark Office may not grant patents of meaningful scope based on the applications already filed and those that may be filed in the future. If the current patents do not adequately protect the technology and the industrial applications, then we will not be able to prevent imitation and the product may not be commercially viable.
  o Changes in or different interpretations of patent laws in the United States may permit others to use our discoveries or to develop and commercialize our technology and products without providing any compensation to us.
  o Although we try to avoid infringement, there is the risk that we will use a patented technology owned by another person or entity and/or be sued for infringement. For example, U.S. patent applications are confidential while pending in the Patent and Trademark Office, and patent offices in foreign countries often publish patent applications for the first time six months or more after filing. Further, we may not be aware of published or granted conflicting patent rights. Any conflicts resulting from patent applications and patents of others could significantly reduce the coverage of the patents and limit our ability to obtain meaningful patent protection. In addition, defending or indemnifying a third party against a claim of infringement can involve lengthy and costly legal actions, and there can be no guarantee of a successful outcome.

Item 2.   Properties.

   Our executive office is currently located at 230 Bethany Rd., Ste. #128, Burbank, CA 91504. The 150 square foot office is provided by Jerod Edington, the President of Hydrodynex at no cost to Hydrodynex. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises until such time as Hydrodynex raises additional capital.


Item 3.   Legal Proceedings.

   We are not involved in any legal proceedings, and there are no material pending legal proceedings of which we are aware.


Item 4.   Submission of Matters to a Vote of Security Holders

   Hydrodynex did not submit any matters to a vote of its stockholders in our fiscal year ending June 30, 2008.

                                  PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

   Our common stock is not trading and has never traded on any stock exchanges.

   The transfer agent of Hydrodynex is Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

   As of June 30, 2008, there were 41 holders of record of Hydrodynex' common stock, of which 1,500,000 were issued and outstanding.

   As of June 30, 2008, there were no outstanding stock options or warrants.

   We have never paid cash dividends on our common stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.


Item 6.   Selected Financial Data

   Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING PLAN OF OPERATIONS SECTION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ON PAGES 47 THROUGH 62 FOLLOWING THE SIGNATURE PAGES OF THIS ANNUAL REPORT ON FORM 10-K. ALL STATEMENTS IN THIS ANNUAL REPORT RELATED TO HYDRODYNEX' CHANGING FINANCIAL OPERATIONS AND EXPECTED FUTURE OPERATIONAL PLANS CONSTITUTE FORWARD-LOOKING STATEMENTS. THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS.

A.   General.

   Hydrodynex, Inc. was organized under the laws of the state of Nevada on May 12, 2006 and is doing business as a marketer of the AO-Systems(R) water treatment units. We are structured expressly as a marketing entity and therefore we do not engage in the design, development or manufacturing of products. We intend to operate only in North America under the terms of our License agreement with Hydrosystemtechnik GmbH. Since commencement of operations in 2006, our efforts to date have been principally devoted to and limited primarily to organization, initial capitalization, business and product research, producing marketing materials and a website, securing a marketing agreement, preparing a comprehensive business and operating plan, evaluating the regulatory requirements to sell water treatment systems in the U.S., Canada and Mexico, and undertaking a marketing feasibility study. Extensive research has been done on competing technologies and the water contaminants that most adversely affect water systems at the present time. Legionella protection is the strongest market opportunity identified by Hydrodynex to date. We will make Legionella our primary target market because of its wide prevalence and the high percentage of death resulting from infection.

   Under our license agreement with our licensor Hydrosystemtechnik, we paid a non-refundable license fee creditable to royalty payments in the amount of 10,000 Euros in 2007. We were required, under the original license agreement with our licensor, to make a non-refundable license payment of 20,000 Euros on June 1, 2008. Hydrosystemtechnik agreed in writing to an extension of the due date for the second license payment from June 1, 2008 to August 31, 2008. Under the terms of the amended license agreement dated August 30, 2008, the due date for the second license payment was extended to November 30, 2008.
We do not currently have sufficient funds to make this license payment and we will have to raise additional capital by selling equity or incurring debt in order to make this license payment. A third license fee in the amount of 20,000 Euros will be due upon certification and approval of the AO-Systems(R) by the US Environmental Protection Agency for commercial sales in the United States

   We are currently organizing our distribution/dealer and direct marketing programs, which consists of placing our product in commercial buildings, retirement homes, cooling towers, and military installations. Our primary focus will be on establishing the defined sales channels and supporting them with meaningful marketing programs to the extent that funds are available. We have not sold any product to date and have generated no revenues from operations.

   Since we are a marketing company and not engaged in the manufacture of our products, we have not been required to invest in assets dedicated to product design and manufacturing activities. Instead, we intend to purchase finished products on an as sold basis from the manufacture based on receipt of an order from an end user or a distributor/dealer.

   We do not intend to conduct any other additional product research and development nor do we intend to purchase any additional significant equipment at this time.

   Our plan of operation for the next 12 months will be the execution of our
strategic business plan.   Hydrodynex intends to operate in three phases as
follows:

Phase 1: Finalization of the Strategic Marketing Plan, complete the current audit of Hydrodynex, initial start-up capital realization through a second private stock offering, undertaking independent testing, securing EPA and State certification, making application to have Hydrodynex be publicly traded on the OTC-BB and hiring/training sales and technical personnel.

Phase 2: Initiation of marketing and sales activities in selected markets in North America (U.S., Canada, and Mexico). Full scale commercialization of the AO-System(R), including industrialization and after-sale service agreements, for the markets covered by Hydrodynex. As part of its effort to commercialize the AO-System(R), Hydrodynex plans to offer mobile systems which may use a film pouch packaging system.

Phase 3: Set-up manufacturing in the U.S. when it becomes a viable, profit-increasing option.

   We need to raise a minimum of $400,000 to complete the first phase of our plan of operations and $2,000,000 to complete the second phase, for a total of $2,400,000 to implement both phases of our business plan. In August 2008, we raised $12,000 and issued a convertible promissory note in that amount and 12,000 three year warrants exercisable at $1 per share to three investors as part of a $50,000 bridge loan. The convertible promissory note earns interest at a rate of 8% per annum and matures one year from the issue date. It converts automatically into common shares at $0.50 per share upon the closing of an equity financing of at least $400,000 (including funds received under the bridge loan) prior to the maturity date. If such a financing does not close prior to the maturity date of the convertible promissory note, the holders may convert their notes into common stock at $0.25 per share on the maturity date. We anticipate completing the bridge loan financing in the fourth quarter of 2008.

   Subject to raising additional capital, our projected monthly rate of expenditure is estimated at $6,000 for General and Administrative costs. We anticipate that supporting our operations and implementing Phase I of our business plan for the next 12 months will require a minimum of $400,000.
This includes approximately $30,000 for accounting, legal and auditing fees. The balance of the funds would be utilized for independent testing, purchase of equipment for testing, marketing materials, advertising, insurance, employee training, travel, office lease, licenses, shipping and import costs, employee salary, and other budget costs.

RESULTS OF OPERATIONS

   Since Hydrodynex was formed on May 12, 2006, it has not earned any revenues and has incurred a net loss since its inception of $72,123 through June 30, 2008.

   For the twelve months ended June 30, 2008, our total expenses were $70,290 as compared to $1,296 for the twelve month period ending June 30, 2007. The increase in expenses was due to an increase in travel expenses, professional (legal and accounting) fees and general and administrative fees.


C.   Liquidity and Capital Resources.

   We are currently financing our operations from the proceeds from sales of common stock offered pursuant to our private placement, which was closed on September 30, 2007. As of June 30, 2008, we had cash in the amount of $518. We will need to raise additional capital or generate revenue by the third quarter of 2008 or curtail our operations. As mentioned above, in July and August 2008, we raised $12,000 and issued a convertible promissory note in that amount and 12,000 three year warrants exercisable at $1 per share to three investors as part of a $50,000 bridge loan. We intend to complete the $50,000 bridge loan and sell additional shares of common stock or units consisting of common stock and stock purchase warrants to secure additional capital to fund Phase I of our strategic plan. The amount we would like to raise is $750,000. We raised a total of $100,000 pursuant to Rule 504 of Regulation D of the Securities Act of 1933 in December 2007.

   As of June 30th, 2008, we had $518 in cash and cash equivalents. We do not have any available lines of credit. Since inception we have financed our operations from private placements of equity securities and loans from shareholders.

   Net cash used in operating activities during the fiscal year ended June 30, 2008 was $98,210 resulting in a net loss of $70,290.

   Net cash from financing activities for the fiscal year ended June 30, 2008 was $100,000 from sale of common stock at $.10 per share. This funding came from 40 investors in an offering that ended on September 30, 2007.

   We plan to finance our needs principally from the following:

  o Issuance of additional convertible promissory notes and warrants as part of a $50,000 bridge loan

  o  A private placement stock offering for shares in the company.

   We do not have sufficient capital to carry on operations past September 2008, but we plan to complete our $50,000 bridge loan and raise additional capital in a private stock offering to secure funds needed to finance our plan of operation for at least the next twelve months. However, this is a forward-looking statement, and there may be changes that could consume available resources before such time. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the eventual reporting company costs, public relations fees, technology verification costs, among others.

   We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us. We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond September 2008, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.


D.   Critical Accounting Policies and Estimates.

   This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in Note 2 to the financial statements included in this Form 10-K. Our critical accounting policies are:

   Revenue Recognition : Royalties will be recognized as revenue when the amounts are contractually earned, fixed and determinable, and there is substantial probability of collection.

   Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Intangible Assets. Hydrodynex' intangible asset is composed of a license from Hydrosystemtechnik GmbH.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   Not applicable.


Item 8.   Financial Statements and Supplementary Data

   The Audited Financial Statements for this Form 10-K appear on pages 47 through 62 following the signature pages below.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

   None.


ITEM 9A  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

   In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of June 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

   Based on that evaluation, the Company's management concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.


MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

   This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

   As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Item 9B   Other Information

   None.

                                PART III

Item 10.   Directors and Executive Officers of the Registrant

A. Directors, Executive Officers, Promoters and Control Persons

   The current executive officers, directors and significant employees of Hydrodynex are as follows:

Name                   Age  Position
---------------------  ---  ------------------------------------------------
Jerod C. Edington       30  President & Chief Executive Officer,
                            Director

Blaine C. Davidson      30  Chief Financial Officer, Secretary,
                            Treasurer, Director

Peter Schmid            52  Vice President, Director


   Each director is elected to hold office for a one year term or until the next annual meeting of stockholders and until his successor is elected and qualified. The officers of Hydrodynex serve at the pleasure of Hydrodynex' Board of Directors.

   The following sets forth certain biographical information with respect to the directors and executive officers of Hydrodynex.

   Jerod Edington, Founder, President and Director. Mr. Edington attended the University of Washington in Seattle, Washington. He earned a B.S. in Zoology in 2000. He did radiation cancer and tumor research at the University of Washington Medical center's Radiation Oncology Dept. for two years, receiving the coveted Mary Gate's Endowment award for undergraduate research and co-authored a front-cover research report for "Biotechniques" magazine. He has also been working in the TV/Film Production business for the past 5 years as President of Naked Lumberjack Productions where he oversaw production of commercials, feature films, music videos, etc. He is also a professional actor in the Screen Actors Guild and American Federation of TV and Radio Artists Unions.

   Peter Schmid, Vice President and Director. Mr. Schmid was trained as a foreign sales businessman and received a marketing diploma from the Volkshochshule in Munich, Germany, in 1975. In 1993 he founded Investment Management Financial Services, located in Aying, Germany, and acts as President and an investment manager for the company through present day.

   Blaine Davidson, Chief Financial Officer, Treasurer, Secretary and Director. Mr. Davidson attended the University of Washington in Seattle, Washington. He earned a B.A. in English in 2000. He was employed by HouseValues, Inc. from October 2001- September 2006-- a real estate technology and marketing company--where he was Marketing Manager. In October 2006, Mr. Davidson started his own real estate sales business. He also consults brokerages and trains brokers, setting up systems and processes to help agents get streamlined with technology.


B. Section 16(a) Beneficial Ownership Reporting Compliance.

   Hydrodynex was not subject to Section 16(a) during its fiscal year ended June 30, 2008 as it did not have a class of equity securities registered pursuant to section 12 of the Exchange Act.


Code of Ethics

   As of June 30, 2008, we had not adopted a code of ethics that applies to our President and CEO (principal executive officer), or our Chief Financial Officer (principal accounting officer). As we plan in the future to become a publicly traded company under SEC rules, we have subsequently dealt with this issue and adopted a Code of Business Conduct and Ethics for Directors, Officers and Employees and a Code of Ethics for the Chief Executive Officer and Senior Financial Officers on August 15, 2008. Both are exhibits to this Report on Form 10-K.


Audit Committee and Audit Committee Financial Expert

   We are not a publicly traded company under SEC rules and are therefore not required to have an audit committee comprised of independent directors. As we are a development stage company with minimal revenues from operations, few employees, and relatively simple financial statements, as of June 30, 2008 we had not constituted any board committees, including an audit committee. On August 15, 2008, we adopted charters for an Audit Committee, a Compensation Committee, and a Corporate Governance and Directors Nominating Committee, but will not have these committees until we have the resources to do so. We do not have an audit committee financial expert who is an outside director. As our business grows and our financial statements become more complicated, we intend to seek an outside director who can qualify as an audit committee financial expert.

Item 11.   Executive Compensation.

A.   Summary Compensation Table

   The table below sets forth the aggregate annual and long-term compensation paid by us during our last two fiscal years ended June 30, 2007 and June 30, 2008 to our Chief Executive Officer (the "Named Executive Officer"). Other than as set forth below, no executive officer's salary and bonus exceeded $100,000 for the fiscal year 2008.


                                                          Non-
                                              Non-Equity Qualified All
                                              Incentive  Deferred other
                                                 Plan     Compen- Com-
Name and                           Stock  Option Compen-  sation  pens-
Principal            Salary Bonus  Awards Awards sation  Earnings ation Total
Position        Year   ($)   ($)    ($)     ($)    ($)     ($)     ($)   ($)
--------------- ---- ------ ----- ------- ------ ------- -------- ---- ------
Jerod Edington
Pres. & CEO,    2008 22,500     0       0  1,250       0        0    0 23,750
Dir.            2007      0     0       0      0       0        0    0      0


B. Narrative Disclosure to Summary Compensation Table

   Jerod Edington has not entered into formal written employment agreement with HydroDynex. Jerod Edington has been employed on an at will basis with a base salary of $2,500 per month beginning October 2007 but with any bonus or option compensation at the discretion of the uninterested members of the board of directors. Jerod Edington was not paid his entire salary for June 2008, and such wage shortfalls shall be accrued and paid later. On July 31, 2008, Jerod Edington was granted a non-statutory stock option to purchase 25,000 shares of common stock at $0.25 per share with all of the options vesting immediately for services performed during the fiscal year ended June 30, 2008. Those options were valued at $1,250.


C. Outstanding Equity Awards at Fiscal Year End

   Jerod Edington had not been granted any equity compensation, including option grants as of June 30, 2008.

D. Compensation of Directors

   No compensation was paid to directors for their director services during the fiscal year ending June 30, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

   The following table sets forth, as of September 15, 2008 certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. The percentage of shares beneficially owned is based on 1,500,000 shares of common stock outstanding as of September 15, 2008. Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of April 4, 2008 are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. Except as otherwise listed below, the address of each person is 230 Bethany Rd., Ste. 128, Burbank, CA 91504.


Name and Address of                        Amount and Nature of  Percentage
Beneficial Owner                           Beneficial Ownership  of Class(1)
-----------------------------------------  --------------------  -----------
Jerod Edington, Pres. & CEO(1)                 525,000 shares       34.4%

Peter Schmid, V.P., Dir. (2)                   140,000 shares       9.24%

Blaine Davidson, CFO, Treas, Sec, Dir. (3)     115,000 shares        7.6%

Steven Espey
358 E. 69th St., New York, NY 10021            100,000 shares       6.66%

Thomas Keller
4533 Lower Thomas Ranch Rd., Miranda, CA 95553 100,000 shares       6.66%

Karsten Behrens
Rue de L'Union 16, 1800 Vevey, Switzerland     100,000 shares       6.66%

Frank Cholaj
707 Edenderry Ct., Spokane, WA 99223            75,000 shares        5.0%

Alexander H. Gregg
177 Maine Street, Apt. 322, Fort Lee, NJ 07024  75,000 shares        5.0%

Alex Gregg
758 Riverdale Rd., Riverdale, NJ 07675          75,000 shares        5.0%

Executive officers and directors as a group
3 persons (4)                                  780,000             50.16%

 (1) Jerod Edington, President and Chief Executive Officer, director. The holdings of Jerod Edington include 500,000 shares of common stock and options to purchase 25,000 shares at $0.25 per share that are exercisable currently or within 60 days of September 15, 2008.

 (2) Peter Schmid, Vice President, director. The holdings of Mr. Schmid include 100,000 shares of common stock and options common stock and options to purchase 15,000 shares at $0.25 per share that are exercisable currently or within 60 days of September 15, 2008.

 (3) Blaine Davidson, Chief Financial Officer, Treasurer, Secretary, director. The holdings of Mr. Davidson include 100,000 shares of common stock and options common stock and options to purchase 15,000 shares at $0.25 per share that are exercisable currently or within 60 days of September 15, 2008.

 (4) The holdings of the executive officers and directors as a group include an aggregate of 725,000 shares of common stock, and 55,000 option shares exercisable currently or within 60 days of September 15, 2008.


Equity Compensation Plan Information

   The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of June 30, 2008.

                                   (a)            (b)             (c)
                                                                Number
                                                             of securities
                                Number of                 remaining available
                                securities      Weighted      for future
                                  to be         average        issuance
                               issued upon      exercise      under equity
                               exercise of      price of   compensation plans
                               outstanding     outstanding     (excluding
                                 options         options       securities
                                 warrants        warrants      reflected
Plan Category                   and rights      and rights    in column a))
----------------------------  --------------  --------------  --------------
Equity compensation plan
approved by security holders
(1)                                  0              $0           1,000,000

Equity compensation plan
not approved by security holders     0              $0

Total                                0              $0           1,000,000

(1) On May 19, 2006 the shareholders of Hydrodynex adopted the 2006 Non-Qualified Stock Option and Stock Appreciation Rights Plan with 1,000,000 shares of common stock reserved for issuance under the Plan under which the board of directors may grant incentive or non-statutory stock options to officers, directors, employees, consultants and advisors of Hydrodynex.


Item 13.   Certain Relationships and Related Transactions and Director
Independence.

   None.

Director Independence

   The Board of Directors has determined that none of its three members are currently "independent directors" as that term is defined in Rule 4200(a)
(15) of the Marketplace Rules of the National Association of Securities
Dealers.


Item 14.     Principal Accounting Fees and Services.

   Audit Fees. Aggregate fees billed for professional services rendered by Williams & Webster, P.S. in connection with its audit of Hydrodynex' financial statements as of and for the years ended December 31, 2007, and June 30, 2008, which included its reviews of Hydrodynex' unaudited condensed consolidated interim financial statements, and for SEC consultations and filings were $10,744.75 and $5,383.75 thus far, respectively.

Audit-Related Fees -  None.

Tax Fees - None

All Other Fees - None


Item 15.   Exhibits

(a)   Exhibits specified by item 601 of Regulation S-B.

See Exhibit Index.

                                 SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Burbank, CA on this 28th day of September, 2008.


                                       HYDRODYNEX, INC.


                                       By:  /s/Jerod C. Edington
                                            --------------------
                                            Jerod C. Edington
                                            President & Chief
                                            Executive Officer

   In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 28th day of September, 2008.


Signature                 Title
------------------------  ---------------------------------------------------
/s/ Jerod C. Edington     Director, President & Chief Executive Officer
Jerod C. Edington         (Principal Executive Officer)

/s/ Blaine C. Davidson    Director, Chief Financial Officer,
Blaine C. Davidson        Secretary, Treasurer
                          (Principal Financial and Accounting Officer)

/s/ Peter Schmid          Director, Vice President
Peter Schmid

                             HYDRODYNEX, INC.
                       INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                   48

Balance Sheets for June 30, 2007 and June 30, 2008                        49

Statements of Operations for twelve months ended June 30, 2008            50

Statement of Stockholder's Equity as of June 30, 2008                     51

Statements of Cash Flows for twelve months ended June 30, 2008            52

Notes to Financial Statements for period ended June 30, 2008              53

To the Board of Directors and
Stockholders of HydroDyneX, Inc.
Burbank, California

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
          -------------------------------------------------------

We have audited the accompanying balance sheet of HydroDyneX, Inc as of June 30, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HydroDyneX, Inc. as of June 30, 2008 and 2007 and the results of its operations, stockholders equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant and ongoing operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
September 26, 2008

                            Hydrodynex, Inc.
                     (A Development Stage Company)
                            Balance Sheets


Balance Sheets

                                                   June 30,    June 30,
                                                     2008         2007
                                                  -----------  -----------
Assets
Current Assets
  Cash                                            $      518   $       16
  Pre-paid Expenses                                      750
  Trade Deposits                                      26,990            0
                                                  -----------  -----------
Total Current Assets                                  28,258           16
                                                  -----------  -----------

Property and Equipment
  Property Plant and Equipment (Net)                   1,288            0
  Less: Accumulated Depreciation                         (49)           0
                                                  -----------  -----------
Total Property and Equipment                           1,239            0

Other Assets
  Pre-paid Royalty                                    21,889        6,997
                                                  -----------  -----------
Total Other Assets                                    21,889        6,997

Total Assets                                          51,386        7,013
                                                  ===========  ===========

Liabilities and Stockholders Equity
  Accounts payable                                $   16,467   $        0
  Accrued expenses                                        42            0
  Notes Payable-Related party                          2,000        3,846
                                                  -----------  -----------
Total Current Liabilities                             18,509        3,846
                                                  -----------  -----------
Commitments and contingencies                     $        0   $        0
                                                  -----------  -----------

Stockholders Equity

Preferred stock, $.001 par value, 5,000,000
shares authorized; no shares issued or outstanding         0            0
Common stock, $.001 par value, 70,000,000 shares
authorized, 1,500,000, and 500,000 issued and
outstanding, respectively                              1,500          500
Additional Paid-In Capital                           107,750        4,500
Deficit accumulated during development stage         (76,373)      (1,832)
                                                  -----------  -----------
Total Stockholder's Equity                        $   32,877   $    3,168
                                                  -----------  -----------
Total Liabilities and Stockholder's Equity        $   51,386   $    7,013
                                                  ===========  ===========

  The accompanying notes are an integral part of these financial statements

                             Hydrodynex, Inc.
                       (A Development Stage Company)
                         Statements of Operations


Statements of Operations

                                                             Period from May
                                                             12, 2006(Date of
                    Twelve Months Ended  Twelve Months Ended   Inception) to
                       June 30, 2008        June 30, 2007      June 30, 2008
                    -------------------  -------------------  ---------------
Revenue             $                0   $                0   $            0
                    -------------------  -------------------  ---------------

Expenses

Consulting fees                 23,500                    0           23,500
Board of Directors
  fees                           2,750                                 2,750
General and
  Administrative                10,685                1,241           12,463
Legal and accounting            27,012                    0           27,012
Travel                          10,513                    0           10,513
Interest expense                    80                   55              135
                    -------------------  -------------------  ---------------
Total Expenses      $           74,540   $            1,296   $       76,373

Net Income (Loss)
  From Operations   $          (74,540)  $           (1,296)  $      (76,373)
                    ===================  ===================  ===============

Basic and fully
  diluted loss per
  share             $            (0.05)  $              nil   $        (0.05)
                    ===================  ===================  ===============

Basic and fully
  diluted weighted
  average shares
  outstanding                1,500,000              500,000        1,500,000
                    ===================  ===================  ===============

                               Hydrodynex, Inc.
                        (A Development Stage Company)
                     Statements of Stockholder's Equity


Statements of Stockholder's Equity


                             Common Stock
                           ----------------  Additional
                                       Par      Paid   Accumulated
                             Shares   Value  In Capital  Deficit     Total
                           ---------  ------  --------  ---------  ---------
Balance - May 12, 2006
 (Date of Inception)               -  $    -  $      -  $      -   $      -

Shares issued to President
 (Note 5)                    200,000     200     1,800                2,000

Net loss for the period                                     (536)      (536)
                           ---------  ------  --------  ---------  ---------

Balance - June 30, 2006      200,000  $  200  $  1,800  $   (536)  $  1,464

Shares issued to President
 (Note 5)                    300,000     300     2,700                3,000

Net loss for the year                                     (1,296)    (1,296)
                           ---------  ------  --------  ---------  ---------

Balance - June 30, 2007      500,000  $  500  $  4,500  $ (1,832)  $  3,168

Shares issued               1,000,000   1,000    99,000              100,000
Options issued for
 director fees                                    2,750
Options issued for
 services                                         1,500

Net loss for period                                      (74,540)   (74,540)
                           ---------  ------  --------  ---------  ---------

Balance-June 30, 2008      1,500,000  $1,500  $107,750  $(76,372)  $ 32,878
                           =========  ======  ========  =========  =========

                              Hydrodynex, Inc.
                        (A Development Stage Company)
                           Statements of Cash Flows


Statements of Cash Flows

                                                             Period from May
                                                             12, 2006(Date of
                    Twelve Months Ended  Twelve Months Ended   Inception) to
                       June 30, 2008        June 30, 2007      June 30, 2008
                    -------------------  -------------------  ---------------
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Loss            $          (74,540)  $           (1,296)  $      (76,373)

 Depreciation and
  Amortization Expense              49                    0                0
 Stock options issued
  for director fees              2,750                    0            2,750
 Stock options issued
  for services                   1,500                    0            1,500
 Decrease (Increase)
  Trade Deposits               (26,990)                   0          (26,991)
 Decrease (Increase)
  Prepaid Expenses             (15,642)              (6,997)         (22,639)
 Increase (Decrease)
  Accounts Payable and
  Accrued Liabilities           16,509                    0           16,510
 Increase (Decrease)
  Due to related Party          (1,846)               3,518            2,000
                    -------------------  -------------------  ---------------
  Net Cash (Used)
  Provided by Operating
  Activities        $          (98,210)  $           (4,775)  $     (103,243)

CASH FLOWS FROM
INVESTING ACTIVITIES:

Investment in property,
plant and equipment             (1,288)                   0           (1,239)
                    -------------------  -------------------  ---------------
  Net Cash (Used)
  Provided by Investing
  Activities                    (1,288)                   0           (1,239)
                    -------------------  -------------------  ---------------

CASH FLOWS FROM
FINANCING ACTIVITIES:

Proceeds from sale of
common stock                   100,000                    0          105,000
Increase (Decrease) stock
subscription receivable              0                3,000                0
                    -------------------  -------------------  ---------------
  Net Cash (Used in)
  used in Financing
  Activities        $          100,000   $            3,000   $      105,000
                    -------------------  -------------------  ---------------

Net change in cash                 502               (1,775)             518
Cash, Beginning of
Period                              16                1,792                0
                    -------------------  -------------------  ---------------
Cash, End of Period $              519   $               17   $          518
                    ===================  ===================  ===============

Supplement Cash Flow
Information
  Interest Expense
  Paid              $              135   $                0   $          135
                    ===================  ===================  ===============

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Hydrodynex, Inc. (hereinafter "the Company") was incorporated May 12, 2006 under the laws of the State of Nevada. The primary business is to market and sell, under an exclusive North-American license, AO-System (Anodic Oxidation) water treatment units. The water treatment systems are developed and manufactured by Hydrosystemtechnik, GmbH based in Germany.

The Company is in the development stage.

The Company's fiscal year end is June 30.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The process of preparing the financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash on deposit and term deposits with a maturity of less than three months from the date of purchase.

Organizational costs

Costs of startup activities, including organizational and incorporation costs are expensed as incurred.

Fair Value of Financial Instruments

The carrying value of cash, and accounts payable and accrued liabilities approximate their fair value because of there short maturity of these instruments.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

Basic and Diluted Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share was the same, as there were no common stock equivalents outstanding.


Going Concern

As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $ 70,290 for the period ended June 30, 2008 and has an accumulated deficit of $ 72,123. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's management believes that the company will have sufficient resources to execute the current plan of operations, and meet the budget. Although the company currently only has $518 in cash, a bridge loan and a second private stock offering are planned to be implemented to raise sufficient operating capital to continue operations.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 will be effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section
411. The Company does not expect the adoption of SFAS 162 will have a material impact on its financial condition or results of operation.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" (FAS 161). FAS 161 amends and expands disclosures about derivative instruments and hedging activities. FAS 161 required qualitative disclosures about the objectives and strategies of derivative instruments, quantitative disclosures about the fair value amounts of and gains and losses on derivative instruments, and disclosures of credit-risk-related contingent features in hedging activities. FAS 161 is effective for fiscal years beginning after November 15, 2008 and will be effective for the Company in fiscal year 2010. Early adoption is prohibited; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company has not yet determined the effect, if any, that the adoption of this standard will have on its financial position or results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, "Non-controlling Interests in Consolidated Financial Statements" ("FAS 160") which amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, of adopting FAS 160 on its financial position and results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, "Business Combinations" ("FAS 141R") which replaces FAS No. 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of FAS 141R is prohibited. The Company is currently evaluating the impact, if any, of adopting FAS 141R on its financial position and results of operations.

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operation.

NOTE 3 - PROPERTY AND EQUIPMENT

The company records all purchases of property and equipment at cost which is presumed to be fair value at the time. Assets will be depreciated over the straight-line method over the expected useful life of the asset. The Company has purchased a computer

The useful lives of property, plant and equipment for purposes of computing depreciation are three to thirty-one and one half years. The following is a summary of equipment and accumulated depreciation at June 30, 2008 and 2007:

                                        June 30, 2008  June 30, 2007
                                        -------------  -------------
Equipment                               $      1,288              -
Less: accumulated depreciation                   (49)             -
                                        -------------  -------------
Property, Plant & Equipment, net        $      1,239              -

Depreciation expense was $ 49 for the year ended June 30, 2008 and $ 0 for the year ended June 30, 2007.

The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted cash flows estimated to be generated by these assets as compared to the carrying amounts.

The costs associated with maintenance will be expensed, and replacements and
betterments will be capitalized.   The cost and related reserves of assets
sold or retired are removed from the accounts, and resulting gain or loss is reflected in results of operations.

NOTE 4 - RELATED PARTY

The president of the Company loaned the company $ 2,500 with 6% per annum
interest on February 5, 2007, to be repaid before December 31, 2007.   The
note was fully satisfied on December 31, 2007.

The president of the Company loaned the company $ 2,000 without interest on
June 12, 2008,to be repaid before December 31, 2008.   The note was fully
satisfied on July 24, 2008.

NOTE 5 - EXCLUSIVE TECHNOLOGY LICENSES

On September 3, 2007, the Company acquired an exclusive technology license for North America to market the AO-System water treatment system (AO - Anodic
Oxidation) from Hydrosystemtechnik, GmbH, based in Germany.   The Company has
agreed to pay a licensing fee in the amount 50,000 Euros and has already paid one installment of three in the amount of 10,000 Euros. A second installment in the amount of 20,000 Euros is due on November 30th. These license fee payments may be applied as pre-paid royalties with Hydrosystemtechnik in the event the Company decides to exercise its right to manufacture AO-Systems. The Company does have the opportunity under the license to manufacture and assemble the AO-System in the United States for resell, after purchasing specified parts from Hydrosystemtechnik as outlined in the license agreement.. In the event the Company decides to enter into manufacturing of AO-Systems, the Company is to pay royalties to Hydrosystemtechnik in the amount of 10% of the gross sale on each AO-System that the Company manufactures and sells, and will be paid out of pre-paid royalties first when the Company begins to sell the units within the United States. In the event the Company decides not to manufacture, the license fees will no longer be considered pre-paid royalties.

NOTE 6 - INCOME TAXES

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (hereinafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

Effective December 1, 2007, the Company adopted the Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company's financial position, results of operation or liquidity. The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the fiscal year ended June 30, 2008, or during the prior three years applicable under FIN 48.

As a result of the adoption of FIN 48, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.

At June 30, 2008, the Company had deferred tax assets of approximately $ 2,310 principally arising from net operating loss carry forwards for income tax purposes calculated at an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at June 30, 2008.

The Company's deferred tax assets are estimated as follows:

                                        June 30, 2008  June 30, 2007
                                        -------------  -------------
Net operating loss carry forward        $     71,500   $      1,832

Deferred tax asset                      $     24,310   $        623
                                        -------------  -------------
Deferred tax asset valuation allowance      ($24,310)         ($623)

Net deferred tax asset                             -              -

At June 30, 2008 the Company has net operating loss carryforwards of approximately $ 71,500 which expires in the years 2026 through 2028. The Company recognized $ 4,250 in stock options expense that cannot be deducted for tax purposes, and are not included in the above calculation of deferred tax assets. The change in the allowance account from June 30, 2007 to June 30, 2008 was $ 23,687.

NOTE 7 - PREFERRED AND COMMON STOCK

The Company is authorized to issue 5,000,000 shares of $ 0.001 par value preferred stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the preferred stock could, if they choose to do so, elect all of the directors of the Company. There are no preferred shares issued.

The Company is authorized to issue 70,000,000 shares of $ 0.001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

The company sold 200,000 shares of common stock to the president for $ 2,000 in May of 2006, and then another 300,000 shares were sold during fiscal year 2006 for $ 3,000.

During the fiscal year end June 30, 2008, the Company has sold 1,000,000 shares of common stock at a price of $ 0.10 per a share which raised $100,000 in cash.

NOTE 8 - STOCK OPTION PLAN

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (hereinafter SFAS No. 123), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

The Company's board of directors approved the adoption of the "2006 Non-Qualified Stock Option and Stock Appreciation Rights Plan" by unanimous consent on May 19, 2006. This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 1,000,000 of the authorized shares of the Company's common stock may be subject to, or issued pursuant to, the terms of the plan.

For the year ended June 30, 2008, the Board of Director's approved and granted the issuance of 85,000 non-statutory stock options granted from the Company's 2006 Non-Qualified Stock Option Plan. These options expire on July 31, 2013 and vested entirely upon issue date. The options are exercisable at the price of $.25/share. The purpose of granting the stock options was to encourage and enable officers, directors, consultants, advisors, other key employees and related parties of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock.

The following is a summary of stock option activity:

                                                           Weighted Average
                                         Number of Shares   Exercise Price
                                         ----------------  ----------------
Outstanding at June 30, 2006                           -   $             -

Granted                                                -                 -
Exercised                                              -                 -
                                         ----------------  ----------------
Outstanding at June 30, 2007                           -   $             -
                                         ================  ================
Granted                                                -                 -
Exercised                                              -                 -
Outstanding at June 30, 2008                      85,000   $           .25
Options exercisable at June 30, 2008              85,000   $           .25
Fair Market Value Per Share of
  Options Granted in 2008                              -   $           .25
                                                           ---------------

The options were valued using the Black-Scholes option pricing model using the following assumptions as required under SFAS No. 123): risk-free interest rate of 3.3750%; volatility of 85%; no dividends; an expected life of no more than 5 years; and an expected exercise price of $0.25. The Company determined that the stock option compensation was $4,250 and was recognized during the year ended June 30, 2008.

                                                          Year Ended 2008
                                                          ---------------
Risk-free interest rate                                       3.3750%
Expected option life                                          5 years
Dividend yield                                                   0%
Volatility                                                      85%
Exercise price                                                 $0.25

These assumptions were determined as follows:
   The risk free interest rate for the period within the contractual life of the option is based on the 5-year U.S Treasury yield at the time of the grant

   The expected term of the options granted represents the period of time that the options granted are expected to be outstanding

   Historically, the Company has not paid a dividend on its common shares and does not expect to do so in the future

   The volatility assumption represents an expectation of the volatility of the price of the underlying shares for the expected term of the option, considering factors such as historical stock price and stock volatility of other companies within the industry.


NOTE 9 - CONTINGENCIES

As of June 30, 2008 management wasn't aware of any contingencies that needed to be included in the financial statements.

NOTE 10 - SUBSEQUENT EVENTS

The Company has amended its license agreement with Hydrosystemtechnik, GmbH a German company. A license payment of 20,000 Euros is due to Hydrosystemtechnik on November 30, 2008.

The Company is working on bridge financing of up to $50,000 from individuals or entities. $12,000 of bridge funding has been received since the June 30 year end. The promissory notes are convertible into common stock, and also
have warrants attached.   The notes are due within one year, and include
simple interest at 8%.

The Company has amended its Articles of Incorporation to increase the number of authorized Common Shares to 75,000,000.

HYDRODYNEX, INC.

                             INDEX TO EXHIBITS


Exhibits      Description of Document

3.1           Articles of Incorporation of Registrant(1)

3.2           Bylaws of Registrant(1)

10.1 Exclusive North American license between Hydrodynex, Inc. and Hydrosystemtechnik, GmbH (1)

10.2 2006 Non-Qualified Stock Option and Stock Appreciation Rights Plan Dated May 19, 2006 (1)

10.3          Corporate Governance Guidelines (2)

10.4          Corporate Governance and Director's Nominating
              Committee Charter (2)

10.5          Compensation Committee Charter (2)

10.6          Audit Committee Charter (2)

10.7 Promissory Note between Jerod Edington and HydroDynex dated June 12, 2008 (2)(3)

14.1          Code of Business Conduct and Ethics (2)

14.2          Code of Ethics for the CEO and Senior Financial Officers (2)

31.1          Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
              Officer (2)

31.2          Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
              Officer (2)

32.1          Section 1350 Certifications (2)

(1) Filed with the Securities and Exchange Commission on June 30, 2008 as an exhibit, numbered as indicated above, to the Registrant's registration statement on Form S-1 (file no. 333-152052), which exhibit is incorporated herein by reference.
(2) Filed herewith.
(3) Promissory note was paid in full on July 24, 2008