Form 10-Q
period 2008-09-30
Hydrodynex, Inc.
filed 2008-11-19
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

¨	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

333-152052

(Commission file number)

HYDRODYNEX, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-4903071
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

230 Bethany Rd. #128; Burbank, CA 91504

(Address of principal executive offices)

702-884-2150

 (Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

On November 19, 2008, 1,500,000 shares of the registrant's common stock, par value $.001 per share, were outstanding.

PART I – FINANCIAL STATEMENTS

Item1. Financial Statements

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheet
	September 30,	June 30,
	2008	2008
	(unaudited)
Assets
Current Assets
Cash	$52	$518
Pre-paid Expenses	375	750
Trade Deposits	26,990	26,990

Total Current Assets	27,417	28,258

Property and Equipment
Equipment	1,288	1,288
Less: Accumulated Depreciation	(114)	(49)
Total Equipment (Net)	1,175	1,239
Other Assets
Pre-paid Royalty	21,889	21,889
Total Other Assets	21,889	21,889

Total Assets	$50,481	$51,386

Liabilities and Stockholders Equity
Current Liabilities:
Accounts Payable	$27,651	$16,467
Accrued Expenses	1,469	42
Accrued Expenses –Related Party	7,650	0
Interest Payable	150	0
Notes Payable-Related party	0	2,000
Convertible Debt	12,000	0
Total Current Liabilities	48,920	18,509

Stockholders Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized:no shares issued or outstanding	0	0
Common stock, $.001 par value, 75,000,000 shares authorized, 1,500,000 issued and outstanding, respectively	1,500	1,500
Additional Paid-In Capital	107,750	107,750
Deficit accumulated during development stage	(107,689)	(76,373)

Total Stockholder's Equity	1,561	32,877

Total Liabilities and Stockholder's Equity	$50,481	$51,386

The accompanying condensed notes are an integral part of these interim financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations

	Three Months Ended		Three Months Ended	Period from May 12, 2006(Date of Inception) to
	September 30,		September 30,	September 30,
	2008		2007	2008
	(unaudited)		(unaudited)	(unaudited)

Revenue	$0		$0	$0

Expenses

Consulting fees	7,500		0	31,000
Board of directors fees	0		0	2,750
General and Administrative	1,251		33	13,275
Legal and accounting	22,381		0	49,832
Travel	34		0	10,547
Interest expense	150		0	285

Total Expenses	$31,316		$33	$107,689

Net Income(Loss) From Operations	$(31,316)		$(33)	$(107,689)

Basic and fully diluted loss per share	$(0.02)	$	nil	$(0.12)

Basic and fully diluted weighted average shares outstanding	1,500,000		500,000	916,812

The accompanying condensed notes are an integral part of these interim financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Three Months Ended	Three Months Ended	Period from May 12, 2006(Date of Inception) to
	September 30,	September 30,	September 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(31,316)	$(33)	$(107,689)

Stock options issued for director fees	0	0	2,750
Depreciation and amortization expense	65	0	114
Stock options issued for services	0	0	1,500
Decrease (Increase) Trade Deposits	0	0	(26,991)
Decrease (Increase) Prepaid Expenses	375	0	(22,264)
Increase (Decrease) Accounts Payable and Accrued Liabilities	12,760	0	29,270
Increase (Decrease) Due to related Party	7,650	0	9,650

Net Cash (Used) Provided by Operating Activities	(10,466)	(33)	(113,660)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property, plant and equipment	0	0	(1,288)

Net Cash (Used) Provided by Investing Activities	0	0	(1,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	0	24,700	105,000
Proceeds from convertible debt	12,000	0	12,000
Payment of note - related party	(2,000)	0	(2,000)
Net Cash Provided by (Used in) used in Financing Activities	10,000	24,700	115,000

Net change in cash	(466)	24,667	52

Cash, Beginning of Period	518	16	0

Cash, End of Period	$52	$24,683	$52

Supplement Cash Flow Information
Interest Expense Paid	$135	$0	$135

The accompanying condensed notes are an integral part of these interim financial statements.

HYDRODYNEX, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Hydrodynex, Inc. (hereinafter “the Company”) was incorporated May 12, 2006 under the laws of the State of Nevada.  The primary business is to market and sell, under an exclusive North-American license, AO-System (Anodic Oxidation) water treatment units.  The water treatment systems are developed and manufactured by Hydrosystemtechnik, GmbH based in Germany.

The foregoing unaudited interim financial statements of Hydrodynex, Inc. (hereinafter “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10K for the year ended June 30, 2008, which was filed with the SEC on September 30, 2008.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the three month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

The Company is in the development stage.

The Company’s fiscal year end is June 30.

Going Concern

As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $ 31,316 for the period ended September 30, 2008 and has an accumulated deficit of $ 107,688.  These factors indicate that the Company may be unable to continue in existence.  The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company’s management believes that the company will have sufficient resources to execute the current plan of operations, and meet the budget.  Although the company currently only has $ 52 in cash, completion of a bridge loan transaction and a second private stock offering are planned to be implemented to raise sufficient operating capital to continue operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Revenue recognition

Revenue will be recognized when the amounts are contractually earned, fixed and determinable, and there is substantial probability of collection.

Intangible Assets

Hydrodynex’ intangible assets are comprised of a license and the patent fees paid to patent to maintain the US patents for Hydrosysytemtechnik’s technology.

Organizational costs

Costs of startup activities, including organizational and incorporation costs are expensed as incurred.

Fair Value of Financial Instruments

The carrying value of cash, and accounts payable and accrued liabilities approximate their fair value because of the short maturity of these instruments.

Fair Value Measurements

The Company has partially adopted Financial Accounting Standards Board (FASB) SFAS No. 157, Fair Value Measurements (SFAS 157), pursuant to the provisions of FSP FAS 157-2, which deferred the effective date of SFAS 157 for non-financial assets and liabilities.  The provisions of SFAS 157 are applicable to all of the Company’s financial assets and liabilities that are measured and recorded at fair value.  SFAS 157 defines fair value establishes a new framework for measuring fair value, and expands disclosure.  Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants.  SFAS 157 establishes a fair value hierarchy that gives the highest priority to observable inputs and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined by SFAS 157 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date. The Company’s Level 1 assets include cash equivalents.
Level 2

Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.  The Company has no Level 2 assets and liabilities.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

	Quoted Prices in Active Markets for identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2008

Cash	$52	$0	$0	$52

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company is determining the impact of this pronouncement on the financial statements and disclosures, but have not yet implemented SFAS 159.  The Company adopted SFAS No. 195 on July 1, 2008, but has not elected the fair value option for any aspects or liabilities.  Because no election has been made, adoption has not impacted the Company’s financial statements.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 “Accounting for Income Taxes.”  Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411.  The Company does not expect the adoption of SFAS 162 will have a material impact on its financial condition or results of operation.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The company records all purchases of property and equipment at cost.  Assets will be depreciated using the straight-line method over the expected useful life of the asset, which as of September 30, 2008, is three years.

The following is a summary of equipment and accumulated depreciation at September 30, 2008 and June 30, 2008:

	September 30, 2008	June 30, 2008
Office Equipment	$ 1,288	$ 1,288
Less: accumulated depreciation	(114)	(49)
Property, Plant & Equipment, net	$ 1,175	$ 1,239

Depreciation expense was $  65 for the quarter ended September 30, 2008 and $ 49 for the year ended June 30, 2008.

The Company evaluates long-lived assets for impairment annually, or more frequently when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted cash flows estimated to be generated by these assets as compared to the carrying amounts.  Management believes that there have been no circumstances that would warrant recognition of impairment losses due to the impairment of long-lived assets as of September 30, 2008.

The costs associated with maintenance will be expensed, and replacements and betterments will be capitalized.   The cost and related reserves of assets sold or retired are removed from the accounts, and resulting gain or loss is reflected in results of operations.

NOTE 4 – RELATED PARTY

On February 5, 2007, the president of the Company loaned the Company $ 2,500 bearing interest of 6% per annum due December 31, 2007.   The note was fully satisfied on December 31, 2007.

On June 12, 2008, the president of the Company loaned the Company $ 2,000 without interest, to be repaid on or before December 31, 2008.   The note was fully satisfied on July 24, 2008.

The president of the Company is owed consulting fees of $ 7,650 as of September 30, 2008.

NOTE 5 – CONVERTIBLE DEBT

The Company has issued $12,000 of convertible debt as bridge loan financing with warrants attached.  The promissory notes are convertible into common stock at the rate of $ .50 per share.  For each dollar of financing loaned, the debt holder is entitled to one three year warrant, with each warrant being entitled to purchase stock for $ 1.00 per share.  The notes are due within one year, and include simple interest at 8%.  There is $ 150 in interest accrued on the notes as September 30, 2008.

NOTE 6 – EXCLUSIVE TECHNOLOGY LICENSES

On September 3, 2007, the Company acquired an exclusive technology license for North America to market the AO-System water treatment system (AO – Anodic Oxidation) from Hydrosystemtechnik, GmbH, based in Germany.  The Company has agreed to pay a licensing fee in the amount 50,000 Euros and has already paid one installment of three in the amount of 10,000 Euros ($ 14,892).  A second installment in the amount of 20,000 Euros is due on November 30th per the amendment to the agreement dated August 30, 2008.  The Company has also agreed to pay for 50% of the costs to upkeep two United States patents on the technology that Hydrosystemtechnik owns.  The Company has paid Hydrosystemtechnik in the amount of $ 6,997 and these fees apply as pre-paid royalties to Hydrosystemtechnik.  These license and patent fees may be applied as pre-paid royalties with Hydrosystemtechnik in the event the Company decides to exercise its right to manufacture AO-Systems.  The Company has the opportunity under the license to manufacture and assemble the AO-System in the United States for sale after purchasing specified parts from Hydrosystemtechnik as outlined in the license agreement.  In the event the Company decides to enter into manufacturing AO-Systems, the Company is to pay royalties to Hydrosystemtechnik in the amount of 10% of the gross sale on each AO-System that the Company manufactures and sells, and will be paid out of pre-paid royalties first when the Company begins to sell the units within the United States.  In the event the Company decides not to manufacture the AO-System, the license fees will no longer be considered pre-paid royalties and will be expensed.

NOTE 7 – INCOME TAXES

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”).  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe Company has met the “more likely than not” standard of SFAS No. 109 allowing recognition of such an asset.

Effective December 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operation or liquidity. The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense.

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

At September 30, 2008, the Company had deferred tax assets of approximately $ 35,000 principally arising from net operating loss carry forwards for income tax purposes calculated at an expected rate of 34%.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at September 30, 2008.

The Company’s deferred tax assets are estimated as follows:

	September 30, 2008	June 30, 2008

Net operating loss carry forward	$102,850	$72,100

Deferred tax asset	$34,969	$24,514
Deferred tax asset valuation allowance	($34,969)	($24,514)

Net deferred tax asset	-	-

At September 30, 2008 the Company has net operating loss carryforwards of approximately $ 102,850 which expires in the years 2026 through 2028.  The Company recognized $ 4,250 in stock options expense that cannot be deducted for tax purposes, and are not included in the above calculation of deferred tax assets.  The change in the allowance account from June 30, 2008 to September 30, 2008 was $ 10,455.

NOTE 8 – PREFERRED AND COMMON STOCK

The Company is authorized to issue 5,000,000 shares of $ 0.001 par value preferred stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the preferred stock could, if they choose to do so, elect all of the directors of the Company.  There are no preferred shares issued.

 The Company is authorized to issue 75,000,000 shares of $ 0.001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

The Company sold 200,000 shares of common stock to the President for $ 2,000 in May of 2006, and then another 300,000 shares were sold to the President during fiscal year 2007 for $ 3,000.

During the fiscal year end June 30, 2008, the Company sold 1,000,000 shares of common stock at a price of $ 0.10 per share which raised $ 100,000 in cash.

NOTE 9 – STOCK OPTION PLAN

Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation” (hereinafter SFAS No. 123(R)), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

The Company’s board of directors approved the adoption of the “2006 Non-Qualified Stock Option and Stock Appreciation Rights Plan” by unanimous consent on May 19, 2006.  This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock.  A total of 1,000,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan.

For the year ended June 30, 2008, the Board of Director’s approved and granted the issuance of 85,000 non-statutory stock options granted from the Company’s 2006 Non-Qualified Stock Option Plan.  These options expire on July 31, 2013 and vested entirely upon issue date.  The options are exercisable at the price of $ 0.25/share.  The purpose of granting the stock options was to encourage and enable officers, directors, consultants, advisors, other key employees and related parties of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock.

The following is a summary of stock option activity:

Equity compensation plans approved by shareholders	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
2006 Stock Option Plan	85,000	$ 0.34	915,000
Total	85,000		915,000

	Number Of Shares	Weighted Average Exercise Price
Outstanding at July 1, 2007	—	$—
Granted	85,000.25
Exercised	—	—
Expired or terminated	—	—
Outstanding at June 30, 2008	85,000	$.25
Options exercisable at June 30, 2008	85,000	$.25
Outstanding at July 1, 2008	85,000	$.25
Granted	—	—
Exercised	—	—
Expired or terminated	—	—
Outstanding at September 30, 2008	85,000	$.25
Options exercisable at September 30, 2008	85,000	$.25

The options were valued using the Black-Scholes option pricing model using the following assumptions as required under SFAS No. 123(R): risk-free interest rate of 3.3750%; volatility of 85%; no dividends; an expected life of no more than 5 years; and an expected exercise price of $ 0.25. The Company determined that the stock option compensation was $ 4,250 and was recognized during the year ended June 30, 2008.

Year Ended 2008

Risk-free interest rate	3.3750%
Expected option life	5 years
Dividend yield	0%
Volatility	85%
Exercise price	$0.25

These assumptions were determined as follows:

·	The risk free interest rate for the period within the contractual life of the option is based on the 5-year U.S Treasury yield at the time of the grant
·	The expected term of the options granted represents the period of time that the options granted are expected to be outstanding
·	Historically, the Company has not paid a dividend on its common shares and does not expect to do so in the future
·

The volatility assumption represents an expectation of the volatility of the price of the underlying shares for the expected term of the option, considering factors such as historical stock price and stock volatility of other companies within the industry.

NOTE 10 – CONTINGENCIES

As of September 30, 2008 management is not aware of any contingencies requiring disclosure in the financial statements.

NOTE 11 – SUBSEQUENT EVENTS

On November 6, 2008, the president of the Company loaned the Company $ 1,750 without interest, to be repaid on or before January 31, 2008.   The note has not been satisfied in whole or in part.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVE A HIGH DEGREE OF RISK AND UNCERTAINTY. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-Q ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “ESTIMATE,” “PROJECT,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO RISKS AND UNCERTAINTIES THAT EXIST IN OUR OPERATIONS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING AMONG OTHERS, THE RISK THAT OUR PRODUCT DEVELOPMENT PROGRAMS WILL NOT PROVE SUCCESSFUL, THAT WE WILL NOT BE ABLE TO OBTAIN FINANCING TO COMPLETE ANY FUTURE PRODUCT DEVELOPMENT, THAT OUR PRODUCTS WILL NOT PROVE COMPETITVE IN THEIR MARKETS. THESE RISKS AND OTHERS ARE MORE FULLY DESCRIBED IN OUR ANNUAL REPORT ON FORM 10-KSB. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE

INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.

ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS INCLUDED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GIVE ANY ASSURANCES THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto appearing in Part I, Item 1.

General

Hydrodynex, Inc. was organized under the laws of the state of Nevada on May 12, 2006 and is doing business as a marketer of AO-System® water treatment units.  We are structured expressly as a marketing entity at this time and therefore we do not engage in the design, development, or manufacturing of products.  We intend to operate only in North America under the terms of our License agreement with Hydrosystemtechnik GmbH.  Since commencement of operations in 2006, our efforts to date have been principally devoted to and limited primarily to organization, initial capitalization, business and product research, producing marketing materials and a website, securing a marketing agreement, preparing a comprehensive business and operating plan, evaluating the regulatory requirements to sell water treatment systems in the U.S., Canada and Mexico, and undertaking a marketing feasibility study.   Extensive research has been done on competing technologies and the water contaminants that most adversely affect water systems at the present time.  Legionella protection is the strongest market opportunity identified by Hydrodynex to date.  We will make Legionella our primary target market because of its wide prevalence and the high percentage of death resulting from infection.

Under our license agreement with our licensor Hydrosystemtechnik, we paid a non-refundable license fee in the amount of €10,000 in 2007, which is creditable to future royalty payments.  We were required, under the original license agreement with our licensor, to make a non-refundable license payment of €20,000 on June 1, 2008.  Hydrosystemtechnik agreed in writing to an extension of the due date for the second license payment from June 1, 2008 to August 31, 2008.  Under the terms of the amended license agreement dated August 30, 2008, the due date for the second license payment was extended to November 30, 2008.  We do not currently have sufficient funds to make this license payment and we will have to raise additional capital by selling equity or incurring debt in order to make this license payment.  A third license fee in the amount of €20,000 will be due upon certification and approval of the AO-Systems® by the U.S. Environmental Protection Agency for commercial sales in the United States.  Our licensor could find us in default under the license agreement and terminate the agreement if we do not make timely payment by the extended due date.  Under the license agreement unpaid balances bear interest at a rate of 2% above the prime rate as quoted in the U.S. edition of the Wall Street Journal.

Under the terms of our license agreement with our licensor Hydrosystemtechnik we are required to gain approval from the Environmental Protection Agency by March 3, 2010, thirty months after the effective date of our license agreement.  The verification and certification process leading to such approval involves extensive testing and is an expensive process.  We will have to raise additional capital to pay for the independent verification and certification process leading to approval.  We have made contact with staff at NSF, received price quotes, and met with NSF representatives in person.  We are currently awaiting completion of the test reactor that we have ordered from our licensor so that we can begin the testing process with NSF.  If we fail to meet the deadline for approval from the EPA for the AO System water disinfection technology, we will not be able to commercially sell it in the United States, our license will become non-exclusive and our licensor could terminate the amended license agreement.

We are currently organizing our distribution/dealer and direct marketing programs, which consist of placing our product in commercial buildings, retirement homes, cooling towers, and military installations. Our primary focus will be on establishing the defined sales channels and supporting them with meaningful marketing programs to the extent that funds are available.  We have not sold any product to date and have generated no revenues from operations.

Since we are a marketing company at this stage and are not engaged in the manufacture of our products, we have not been required to invest in assets dedicated to product design and manufacturing activities.  Instead, we intend to purchase finished products on an as sold basis from the manufacturer based on receipt of an order from an end user or a distributor/dealer.

We do not intend to conduct any other additional product research and development nor do we intend to purchase any additional significant equipment at this time besides the original AO-System we are purchasing for technology verification purposes.  We will partake in independent technology verification which is required to certify the product for distribution in the United States.

Our plan of operation for the next 12 months will be the execution of our strategic business plan.   Hydrodynex intends to operate in three phases as follows:

Phase 1: Finalization of the Strategic Marketing Plan, initial start-up capital realization through a second private stock offering, undertaking independent testing, securing EPA and State certification, making application to have Hydrodynex  be publicly traded on the OTC-BB  and hiring/training sales and technical personnel.

Phase 2: Initiation of marketing and sales activities in selected markets in North America (U.S., Canada, and Mexico).  Full scale commercialization of the AO-System®, including industrialization and after-sale service agreements, for the markets covered by Hydrodynex.  As part of its effort to commercialize the AO-System®, Hydrodynex plans to offer mobile systems which may use a film pouch packaging system.

Phase 3:  Set-up manufacturing in the U.S. when it becomes a viable, profit-increasing option.

We need to raise a minimum of $ 400,000 to complete the first phase of our plan of operations and $ 2,000,000 to complete the second phase, for a total of $ 2,400,000 to implement both phases of our business plan.  In August 2008, we raised $ 12,000 and issued a convertible promissory note in that amount and 12,000 three year warrants exercisable at $ 1.00 per share to three investors as part of a $ 50,000 bridge loan.  The convertible promissory note earns interest at a rate of 8% per annum and matures one year from the issue date.  It converts automatically into common shares at $ 0.50 per share upon the closing of an equity financing of at least $ 400,000 (including funds received under the bridge loan) prior to the maturity date.  If such a financing does not close prior to the maturity date of the convertible promissory note, the holders may convert their notes into common stock at $ 0.25 per share on the maturity date.  We anticipate completing the bridge loan financing in the fourth quarter of 2008.

Subject to raising additional capital, our projected monthly rate of expenditure is estimated at $ 6,000 for General and Administrative costs.  We anticipate that supporting our operations and implementing Phase I of our business plan for the next 12 months will require a minimum of $ 400,000.  This includes approximately $ 30,000 for accounting, legal and auditing fees.  The balance of the funds would be utilized for independent technology verification testing, purchase of AO-System(s) for verification testing, marketing materials, advertising, insurance, employee training, travel, office lease, licenses, shipping and import costs, employee salary, and other budget costs.

Product Research and Development Plans

We do not plan to engage in any research and development at this time.  The product has been developed by our licensor, Hydrosystemtechnik, GmbH and is ready for sale to the consumer.

Results of Operations

Net cash used in operating activities during the three months ended September 30, 2008 was $ 10,466 resulting in a net loss of $31,316 as compared to net cash used in operating activities during the three months ended September 30, 2007 of $ 33 resulting in a net loss of $ 33.  The increase in net cash used in operating activities and net loss during the two periods was largely due to an increase in legal and accounting expenses of $ 22,826 and consulting fees of $ 7,650.  During the three months ended September 30, 2008 we had revenues of $ 0 as compared to revenues of $ 0 during the three month period ending September 30, 2007.

Liquidity and Capital Resources

As of September 30, 2008, we had $ 52 in cash and cash equivalents as compared to $ 518 in cash and cash equivalents at September 30, 2007. We do not have any available lines of credit. Since inception we have financed our operations from private placements of equity securities and bridge loans.

We are currently financing our operations from the proceeds from sales of common stock offered pursuant to a private placement, which was closed on September 30, 2007, and through bridge loans.  In a private placement offering that closed on September 30, 2007, we raised a total of $ 100,000 from sale of common stock at $ 0.10 per share pursuant to Rule 504 of Regulation D of the Securities Act of 1933 in December 2007 from 40 investors.  As of September 30, 2008, we had cash in the amount of $ 52.  We will need to raise additional capital or generate revenue by November 2008 or curtail our operations.  In July and August 2008, we raised $ 12,000 and issued a convertible promissory note in that amount and 12,000 three year warrants exercisable at $ 1.00 per share to three investors as part of a $ 50,000 bridge loan.  We intend to complete the $ 50,000 bridge loan and sell additional shares of common stock or units consisting of common stock and stock purchase warrants in a private placement offering to secure additional capital to fund Phase I of our strategic plan.  The amount we would like to raise is $ 750,000.

We plan to finance our needs principally from the following:

·	Issuance of additional convertible promissory notes and warrants as part of a $ 50,000 bridge loan

·	A private placement equity offering for shares in the company.

We do not have sufficient capital to carry on operations past November 2008, but we plan to complete our $ 50,000 bridge loan and raise additional capital in a private stock offering to secure funds needed to finance our plan of operation for at least the next twelve months. However, this is a forward-looking statement, and there may be changes that could consume available resources before such time. Our long term capital requirements will depend on many factors, including the eventual reporting company costs, public relations fees, technology verification costs, among others.

We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  We cannot be certain that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond November 2008, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

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

We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond November 2008, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.  If we are unable to raise additional capital when necessary we will have to curtail or cease operations.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in Note 2 to the financial statements included in our Form 10-K.  Our critical accounting policies are:

Revenue recognition.  Revenue will be recognized when the amounts are contractually earned, fixed and determinable, and there is substantial probability of collection.

Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Intangible Assets.  Hydrodynex’ intangible assets are comprised of a license and the patent fees paid to patent the license technology locally.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2008.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

As of the end of the quarter ended September 30, 2008, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes from the disclosure provided in Part 1, Item 3 of our Annual Report on Form 10-K for the year ended June 30, 2008.

Item 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Company shareholders owning 51.7% of the outstanding common shares amended the Company’s Articles of Incorporation on July 31, 2008, to increase the number of authorized Common Shares from 70,000,000 to 75,000,000.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)  Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (2)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended (2)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (2)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (2)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hydrodynex, Inc.

November 18, 2008	By:	/s/ Jerod Edington
Jerod Edington President and Chief Executive Officer (Principal Executive Officer)

November 18, 2008	By:	/s/ Blaine Davidson
Blaine Davidson Chief Financial Officer (Principal Financial and Accounting Officer)