Form 10-Q
period 2008-12-31
Hydrodynex, Inc.
filed 2009-02-20
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2008

¨	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

333-152052

(Commission file number)

HYDRODYNEX, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-4903071
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

230 Bethany Rd. #128; Burbank, CA 91504

(Address of principal executive offices)

702-884-2150

 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer ¨	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ¨  No ☒

On February 19, 2009, 1,765,000 shares of the registrant's common stock, par value $.001 per share, were outstanding.

PART I – FINANCIAL STATEMENTS

Item1. Financial Statements

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheet

	December 31,	June 30,
	2008	2008
	(unaudited)
Assets
Current Assets
Cash	$413	$518
Pre-paid Expenses	-	750
Trade Deposits	26,991	26,991

Total Current Assets	27,404	28,259

Property and Equipment
Equipment	1,288	1,288
Less: Accumulated Depreciation	(178)	(49)
Total Equipment (Net)	1,110	1,239
Other Assets
Pre-paid Royalty	21,889	21,889
Total Other Assets	21,889	21,889

Total Assets	$50,402	$51,386

Liabilities and Stockholders Equity
Current Liabilities:
Accounts Payable	$21,669	$16,468
Accrued Expenses	1,860	42
Accrued Expenses - Related Party	15,100	-
Interest Payable	390	-
Notes Payable-Related party	11,975	2,000
Convertible Debt	12,000	-
Less: Debt discount	(1,632)	-
Total Current Liabilities	61,362	18,509

Stockholders Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized: no shares issued or outstanding	-	-
Common stock, $.001 par value, 75,000,000 shares authorized, 1,515,000 issued and outstanding, respectively	1,515	1,500
Additional Paid-In Capital	117,875	107,750
Deficit accumulated during development stage	(130,350)	(76,373)

Total Stockholder's Equity	(10,960)	32,877

Total Liabilities and Stockholder's Equity	$50,402	$51,386

The accompanying condensed notes are an integral part of these interim financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Period from May 12, 2006 (Date of Inception), to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-	$-	$-

Expenses

Consulting fees	7,500	7,500	15,000	7,500	38,500
Depreciation	65	-	129	-	178
Board of directors fees	-	-	-	-	2,750
General and administrative	2,644	575	3,864	608	10,815
Legal and accounting	11,205	-	33,586	-	60,597
Travel	-	2,568	-	2,568	10,547
Advertising and promotion	-	5,000	-	5,000	5,429
Interest and financing fees	1,248	80	1,398	80	1,533

Total Expenses	$22,662	$15,722	$53,977	$15,755	$130,350

Net Income(Loss) From Operations	$(22,662)	$(15,722)	$(53,977)	$(15,755)	$(130,350)

Basic and fully diluted loss per share	$(0.02)	$(0.01)	$(0.04)	$(0.02)	$(0.13)

Basic and fully diluted weighted average shares outstanding	1,505,870	1,455,326	1,502,935	986,196	973,029

The accompanying condensed notes are an integral part of these interim financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Six Months Ended	Six Months Ended	Period from May 12, 2006 (Date of Inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(53,977)	$(15,755)	$(130,350)

Stock options issued for director fees	0	0	2,750
Depreciation and amortization expense	129	0	178
Amortization of debt discount	1,008	0	1,008
Stock options issued for services	0	0	1,500
Decrease (Increase) Trade Deposits	0	0	(26,991)
Decrease (Increase) Prepaid Expenses	750	(14,892)	(21,889)
Increase (Decrease) Accounts Payable and Accrued Liabilities	7,410	(3,846)	23,919
Increase (Decrease) Due to related Party	15,100	0	15,100

Net Cash (Used) Provided by Operating Activities	(29,580)	(34,493)	(134,773)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property, plant and equipment	0	0	(1,288)

Net Cash (Used) Provided by Investing Activities	0	0	(1,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	7,500	100,000	112,500
Proceeds from convertible debt	12,000	0	12,000
Proceeds from note - related party	11,975		13,975
Payment of note - related party	(2,000)	0	(2,000)
Net Cash Provided by (Used in) used in Financing Activities	29,475	100,000	136,475

Net change in cash	(105)	65,507	413

Cash, Beginning of Period	518	16	0

Cash, End of Period	$413	$65,523	$413

Supplement Cash Flow Information
Interest Expense	$390	$80	$525

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Warrants issued for financing cost	$2,640		$2,640

The accompanying condensed notes are an integral part of these interim financial statements.

HYDRODYNEX, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2008
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

Operating results for the six month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

The Company is in the development stage.

The Company’s fiscal year end is June 30.

Going Concern

As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $53,977 for the period ended December 31, 2008 and has an accumulated deficit of $130,350.  These factors indicate that the Company may be unable to continue in existence.  The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company’s management believes that the company will have sufficient resources to execute the current plan of operations, and meet the budget.  Although the company currently only has $413 in cash, a second private stock offering is planned to be implemented to raise sufficient operating capital to continue operations.

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

Intangible Assets

Hydrodynex’ intangible assets are comprised of a license and the patent fees paid to maintain the US patents for Hydrosystemtechnik’s technology.  As stated in the agreements, these patent fees paid will be credited against royalties owed.

Organizational costs

Costs of startup activities, including organizational and incorporation costs are expensed as incurred.

Fair Value of Financial Instruments

The carrying value of cash, and accounts payable and accrued liabilities approximate their fair value because of the short maturity of these instruments.

Fair Value Measurements

SFAS No. 157, Fair Value Measurements ("SFAS 157"), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.   The Company has partially adopted Financial Accounting Standards Board (FASB) SFAS No. 157, Fair Value Measurements (SFAS 157), pursuant to the provisions of FSP FAS 157-2, which deferred the effective date of SFAS 157 for non-financial assets and liabilities.  The provisions of SFAS 157 are applicable to all of the Company’s financial assets and liabilities that are measured and recorded at fair value.

SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the six months ended December 31, 2008.

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

Basic and Diluted Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Basic and diluted loss per share was the same, as there were no dilutive common stock equivalents outstanding.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The company records all purchases of property and equipment at cost.  Assets will be depreciated using the straight-line method over the expected useful life of the asset, which as of December 31, 2008, is three years for office equipment.

The following is a summary of equipment and accumulated depreciation at December 31, 2008 and June 30, 2008:

	December 31, 2008	June 30, 2008
Office Equipment	$ 1,288	$ 1,288
Less: accumulated depreciation	(178)	(49)
Property, Plant & Equipment, net	$ 1,110	$ 1,239

Depreciation expense was $178 for the six months ended December 31, 2008 and $49 for the year ended June 30, 2008.

The Company evaluates long-lived assets for impairment annually, or more frequently when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted cash flows estimated to be generated by these assets as compared to the carrying amounts.  Management believes that there have been no circumstances that would warrant recognition of impairment losses due to the impairment of long-lived assets as of December 31, 2008.

The costs associated with maintenance will be expensed, and replacements and betterments will be capitalized.   The cost and related reserves of assets sold or retired are removed from the accounts, and resulting gain or loss is reflected in results of operations.

NOTE 4 – RELATED PARTY

On February 5, 2007, the president of the Company loaned the Company $2,500 bearing interest of 6% per annum due December 31, 2007.   The note was fully satisfied on December 31, 2007.

On June 12, 2008, the president of the Company loaned the Company $2,000 without interest, to be repaid on or before December 31, 2008.   The note was fully satisfied on July 24, 2008.

During the quarter ended December 31, 2008, the president of the Company loaned the Company $1,750 without interest, to be repaid on or before January 31, 2009.  He also loaned the Company $10,225 without interest, to be repaid on or before March 31, 2009.

The president of the Company is owed consulting fees of $15,100 as of December 31, 2008.

NOTE 5 – CONVERTIBLE DEBT WITH WARRANTS

The Company has issued $12,000 of convertible debt as bridge loan financing with warrants attached.  The promissory notes are convertible into common stock at the rate of $ .50 per share.  For each dollar of financing loaned, the debt holder is entitled to one three year warrant, with each warrant being entitled to purchase stock for $ 1.00 per share.  The notes are due within one year, and include simple interest at 8%.  There is $390 in interest accrued on the notes as of December 31, 2008.

The Company has issued 12,000 stock purchase warrants attached to the convertible debt in which the debt holder is entitled to one three year warrant for each dollar loaned to the Company, with each warrant being entitled to purchase 12,000 shares of $0.001 par value stock for $ 1.00 per share.  The stock warrants expire between July 23, 2011, and August 22, 2011.

The following is a summary of warrant activity:

	Number of Shares	Exercise Price
Warrants outstanding at June 30, 2008	—	$—
Issued	12,000	1.00
Exercised	—	—
Expired or terminated	—	—
Outstanding at December 31, 2008	12,000	$1.00
Warrants exercisable at December 31, 2008	12,000	$1.00

The warrants were valued using the Black-Scholes pricing model using the following assumptions: risk-free interest rate of 3.34%; volatility of 163%; no dividends; an expected life of no more than 3 years; an underlying stock price of $ 0.29 and an expected exercise price of $ 1.00. The Company determined that the value associated with the issuance of the warrants was $2,640, with this cost amortized over the life of the debt which is one year from issuance.  The value associated with the issuance of the warrants recognized for the six months ended December 31, 2008, was $1,008 which has been expensed as financing cost.

These assumptions were determined as follows:

-	The risk free interest rate for the period within the contractual life of the warrant is based on the 5-year U.S Treasury yield at the time of the grant
-	The stated term of the warrants granted
-	Historically, the Company has not paid a dividend on its common shares and does not expect to do so in the future
-

The volatility assumption represents an expectation of the volatility of the price of the underlying shares for the expected term of the warrant, considering factors such as stock volatility of other companies within the industry.

NOTE 6 – EXCLUSIVE TECHNOLOGY LICENSES

The Company has also agreed to pay for 50% of the costs to upkeep two United States patents on the technology that Hydrosystemtechnik owns.  The Company has paid Hydrosystemtechnik in the amount of $6,997 and these fees apply as pre-paid royalties to Hydrosystemtechnik.  These license and patent fees may be applied as pre-paid royalties with Hydrosystemtechnik in the event the Company decides to exercise its right to manufacture AO-Systems.  The Company has the opportunity under the license to manufacture and assemble the AO-System in the United States for sale after purchasing specified parts from Hydrosystemtechnik as outlined in the license agreement.  In the event the Company decides to enter into manufacturing AO-Systems, the Company is to pay royalties to Hydrosystemtechnik in the amount of 10% of the gross sale on each AO-System that the Company manufactures and sells, and will be paid out of pre-paid royalties first when the Company begins to sell the units within the United States.  In the event the Company decides not to manufacture the AO-System, the license fees will no longer be considered pre-paid royalties and will be expensed.

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

At December 31, 2008, the Company had deferred tax assets of approximately $44,000 principally arising from net operating loss carry forwards for income tax purposes calculated at an expected rate of 34%.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at December 31, 2008.

The Company’s deferred tax assets are estimated as follows:

	December 31, 2008	June 30, 2008

Net operating loss carry forward	$126,100	$72,123

Deferred tax asset	$44,000	$24,522
Deferred tax asset valuation allowance	($44,000)	($24,522)

Net deferred tax asset	-	-

At December 31, 2008 the Company has net operating loss carry forwards of approximately $126,100 which expires in the years 2026 through 2028.  The Company recognized $4,250 in stock options expense that cannot be deducted for tax purposes, and are not included in the above calculation of deferred tax assets.  The change in the allowance account from June 30, 2008 to December 31, 2008 was $19,478.

NOTE 8 – PREFERRED AND COMMON STOCK

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the preferred stock could, if they choose to do so, elect all of the directors of the Company.  There are no preferred shares issued.

 The Company is authorized to issue 75,000,000 shares of $0.001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

The Company sold 200,000 shares of common stock to the President for $2,000 in May of 2006, and then another 300,000 shares were sold to the President during fiscal year 2007 for $3,000.

During the fiscal year end June 30, 2008, the Company sold 1,000,000 shares of common stock at a price of $ 0.10 per share which raised $ 100,000 in cash.

On November 25, 2008, the Company’s Board of Directors authorized a Regulation D, Rule 504 stock sale and entered into a definitive agreement relating to the private placement of $7,500 of its securities through the sale of 15,000 shares of its common stock at $0.50 per share, which included 15,000 three-year stock purchase warrants exercisable at $1.00 to a single, non-accredited investor.  The Purchaser in the private placement was Ryan Edington.  Ryan Edington is the brother of Jerod Edington, the President and CEO of the Company.

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

On November 21, 2008, a Company officer and director resigned and surrendered his outstanding stock options in Hydrodynex, totaling 15,000 shares, back to the Company.  The following is a summary of stock option activity:

Equity compensation plans approved by shareholders	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
2006 Stock Option Plan	70,000	$ 0.25	930,000
Total	70,000		930,000

	Number Of Shares	Weighted Average Exercise Price
Outstanding at July 1, 2007	—	$—
Granted	85,000.25
Exercised	—	—
Expired or terminated	—	—
Outstanding at June 30, 2008	85,000	$.25
Options exercisable at June 30, 2008	85,000	$.25
Outstanding at July 1, 2008	85,000	$.25
Granted	—	—
Exercised	—	—
Expired or terminated	(15,000)
Outstanding at September 30, 2008	70,000	$.25
Options exercisable at September 30, 2008	70,000	$.25

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

Year Ended 2008

Risk-free interest rate	3.3750%
Expected option life	5 years
Dividend yield	0%
Volatility	85%
Exercise price	$0.25

These assumptions were determined as follows:

-	The risk free interest rate for the period within the contractual life of the option is based on the 5-year U.S Treasury yield at the time of the grant
-	The expected term of the options granted represents the period of time that the options granted are expected to be outstanding
-	Historically, the Company has not paid a dividend on its common shares and does not expect to do so in the future
-

The volatility assumption represents an expectation of the volatility of the price of the underlying shares for the expected term of the option, considering factors such as historical stock price and stock volatility of other companies within the industry.

NOTE 10 – CONTINGENCIES

As of December 31, 2008 management is not aware of any contingencies requiring disclosure in the financial statements.

NOTE 11 – SUBSEQUENT EVENTS

On January 23, 2009, Hydrodynex, Inc. entered into definitive agreements relating to the private placement of $50,000 of its securities through the sale of 250,000 shares of its common stock at $0.20 per share to a single, accredited investor. The purchaser in the private placement was Ronald Kunisaki.

On January 26, 2009, the Company paid approximately $26,500 as the second installment of the exclusive technology license for North America to market the AO-System water treatment system (AO – Anodic Oxidation) from Hydrosystemtechnik, GmbH, based in Germany.

On January 23, 2009, $11,000 was repaid on the outstanding loan due to Jerod Edington.  On February 6, 2009, the balance of $975 was repaid on the outstanding loan due to Jerod Edington.  Both loans have been fully satisfied as of February 6, 2009.

On February 6, 2009, the Company accepted the resignations of Jerod Edington as President and CEO, Peter Schmid as Vice President, and Derek Grant as Treasurer and CFO.  The Company then appointed the following individuals to replace those positions vacated by the resignations, Ronald Kunisaki as President and CEO, Jerod Edington as Vice President and COO, and Richard Kunisaki as Treasurer and CFO.  On this same date the Board voted to add Ronald Kunisaki and Richard Kunisaki to the Board of Directors of the Company bringing the number of Directors to five.

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

Under our license agreement, as amended, with our licensor Hydrosystemtechnik, we paid two non-refundable license fees in the amount of €10,000 ($14,892) in 2007, and €20,000 ($26,486) in 2009, both of which are non–refundable and creditable to future royalty payments.  A third license fee in the amount of € 20,000 will be due upon certification and approval of the AO-Systems® by the U.S. Environmental Protection Agency for commercial sales in the United States.

Under the terms of our license agreement with our licensor Hydrosystemtechnik, we paid a 50% deposit for the purchase of a test model AO-Systems® unit in the amount of € 17,625 ($ 26,991) in 2008.  We were required, under the original license agreement with our licensor, to make the complete purchase of a unit on September 3, 2008.  Under the terms of the amended license agreement dated August 30, 2008, and with additional extensions granted, Hydrosystemtechnik agreed in writing to an extension of the purchase completion date for our test AO-Systems® unit from September 3, 2008 to April 30, 2009.

Under the terms of our license agreement with our licensor Hydrosystemtechnik we are required to gain approval from the Environmental Protection Agency by March 3, 2010, thirty months after the effective date of our license agreement.  The verification and certification process leading to such approval involves extensive testing and is an expensive process.  We will have to raise additional capital to pay for the independent verification and certification process leading to approval.  We have made contact with staff at NSF, received price quotes, and met with NSF representatives in person.  We are currently awaiting additional investment capital to pay for the second 50% payment of the test AO-Systems® reactor that we have ordered from our licensor, and the $10,000 deposit required for protocol development so that we can begin the testing process with NSF.  If we fail to meet the deadline for approval from the EPA for the AO-Systems® water disinfection technology, we will not be able to commercially sell it in the United States, our license will become non-exclusive and our licensor could terminate the amended license agreement.

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

We do not intend to conduct any other additional product research and development nor do we intend to purchase any additional significant equipment at this time besides the original AO-Systems® we are purchasing for technology verification purposes.  We will partake in independent technology verification which is required to certify the product for distribution in the United States.

Our plan of operation for the next 12 months, assuming sufficient capital resources are available, will be the execution of our strategic business plan.   Hydrodynex intends to operate in three phases as follows:

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

We will need to raise a minimum of $400,000 to complete the first phase of our plan of operations and $2,000,000 to complete the second phase, for a total of $2,400,000 to implement both phases of our business plan.

In August 2008, we raised $12,000 and issued a convertible promissory note in that amount and 12,000 three year warrants exercisable at $1.00 per share to three investors as part of a $50,000 bridge loan.  The convertible promissory note earns interest at a rate of 8% per annum and matures one year from the issue date.  It converts automatically into common shares at $0.50 per share upon the closing of an equity financing of at least $400,000 (including funds received under the bridge loan) prior to the maturity date.  If such a financing does not close prior to the maturity date of the convertible promissory note, the holders may convert their notes into common stock at $0.25 per share on the maturity date.  We anticipate completing the bridge loan financing in the first quarter of 2009.

In November 2008, we raised $7,500 by securities sold in a private transaction.  Shares in this transaction were sold at $0.50 for a total of 15,000 shares issued, and this included 15,000 three year warrants exercisable at $1.00 per share.

In January 2009, we raised $50,000 by securities sold in a private transaction.  Shares in this transaction were sold at $0.20 for a total of 250,000 shares issued.

Subject to raising additional capital, our projected monthly rate of expenditure is estimated at $6,000 for General and Administrative costs.  We anticipate that supporting our operations and implementing Phase I of our business plan for the next 12 months will require a minimum of $400,000.  This includes approximately $30,000 for accounting, legal and auditing fees.  The balance of the funds would be utilized for independent technology verification testing, purchase of AO-System®(s) for verification testing, marketing materials, advertising, insurance, employee training, travel, office lease, licenses, shipping and import costs, employee salary, and other budget costs.

Subsequent Events

On January 23, 2009, we raised $50,000 by securities sold in a private transaction.  Shares in this transaction were sold at $0.20 for a total of 250,000 shares issued.  Ronald Kunisaki, subsequently appointed as our new President and Chief Executive Officer, was the purchaser in this private placement.

On February 6, 2009, we had significant changes in our management.  Our President & Chief Executive Officer, Jerod Edington, our Treasurer and Chief Financial Officer, Derek Grant, and our Vice President, Peter Schmid, each resigned those positions.  Ronald Kunisaki, Esq. was appointed as the new President and Chief Executive Officer and Richard Kunisaki, CPA (the brother of Ronald Kunisaki) was appointed as our new Treasurer and Chief Financial Officer.  Mr. Grant will remain the Secretary and a director of HydroDynex, Mr. Edington will become the Vice President and Chief Operating Officer as well as a director of our company, and Peter Schmid will remain a director of our company.  Both Ronald and Rickard Kunisaki were also elected as members of the expanded board of directors.

Product Research and Development Plans

We do not plan to engage in any research and development at this time.  The product has been developed by our licensor, Hydrosystemtechnik, GmbH and is ready for sale to the consumer.

Results of Operations

Net cash used in operating activities during the six months ended December 31, 2008 was $29,580 resulting in a net loss of $53,977 as compared to net cash used in operating activities during the six months ended December 31, 2007 of $34,493 resulting in a net loss of $15,755.  The increase in net cash used in operating activities and net loss during the two periods was largely due to increase in legal and accounting expenses of $ 33,586 and consulting fees of $ 7,500.  During the six months ended December 31, 2008, we had revenues of $0 as compared to revenues of $0 during the six month period ending December 31, 2007.

Liquidity and Capital Resources

As of December 31, 2008, we had $ 413 in cash and cash equivalents as compared to $ 65,523 in cash and cash equivalents at December 31, 2007. We do not have any available lines of credit. Since inception we have financed our operations from private placements of equity securities and bridge loans.

We have financed our operations from the proceeds from private placements of equity securities, through bridge loans, and through loans from an officer.  In a private placement offering that closed on September 30, 2007, we raised a total of $100,000 from sale of common stock at $0.10 per share pursuant to Rule 504 of Regulation D of the Securities Act of 1933 in December 2007 from 40 investors.  In July and August 2008, we raised $ 12,000 and issued a convertible promissory note in that amount and 12,000 three year warrants exercisable at $ 1.00 per share to three investors as part of a $50,000 bridge loan.  In November 2008, we raised $ 7,500 by securities sold in a private transaction.  Shares in this transaction were sold at $0.50 for a total of 15,000 shares issued, and this included 15,000 three year warrants exercisable at $1.00 per share.

As of December 31, 2008, we had cash in the amount of $413.  Subsequently, in January 2009, we raised $50,000 by securities sold in a private transaction.  Shares in this transaction were sold at $ 0.20 for a total of 250,000 shares issued.  We will need to raise additional capital or generate revenue by April 2009 or curtail our operations.  We intend to complete the $50,000 bridge loan and sell additional shares of common stock or units consisting of common stock and stock purchase warrants in a private placement offering to secure additional capital to fund Phase I of our strategic plan.  The amount we would like to raise is $750,000.

We plan to finance our needs principally from the following:

-	Issuance of additional convertible promissory notes and warrants as part of a $50,000 bridge loan
-	Private placement equity offerings.

We do not have sufficient capital to carry on operations past April 2009, but we plan to secure additional capital by the additional sale of common stock in a private offering or executing a bridge loan to finance our plan of operation for at least the next twelve months. However, this is a forward-looking statement, and there may be changes that could consume available resources before such time. Our long term capital requirements will depend on many factors, including the eventual reporting company costs, public relations fees, technology verification costs, among others.

We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  We cannot be certain that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond April 2009, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

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

We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond April 2009, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.  If we are unable to raise additional capital when necessary we will have to curtail or cease operations.

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

Intangible Assets.  Hydrodynex’ intangible assets are comprised of a license and the patent fees paid to patent the license technology locally.  It is amortized on a straight-line basis over 15 years.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our former Chief Executive Officer and former Chief Financial Officer, who served in those capacities until February 6, 2009, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2008.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation our current principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Changes in Internal Control Over Financial Reporting
As of the end of the quarter ended December 31, 2008, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2008, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on January 30, 2009.  Set forth below is a summary of each matter voted upon at the meeting and the number of votes cast for, against, withheld or abstained.  Both proposals passed.

Proposal #1: The election of Jerod Edington, Peter Schmid, and Derek Grant to serve on the Board of Directors:

Nominee	Total Votes For All Nominees	Total Votes Withheld From All Nominees
Jerod Edington	1,069,000	0
Peter Schmid	1,069,000	0
Derek Grant	1,069,000	0

Proposal #2: Ratification of the appointment of Williams & Webster, P.S. as our independent auditors for the year ending June 30, 2009:

Total Votes For	Total Votes Against	Abstained
1,069,000	0	0

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (2)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended (2)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (2)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (2)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hydrodynex, Inc.

February 19, 2009	By:	/s/ Ronald Kunisaki
Ronald Kunisaki President and Chief Executive Officer (Principal Executive Officer)

February 19, 2009	By:	/s/ Richard Kunisaki
Richard Kunisaki Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)