Form 10-K/A
period 2008-06-30
Hydrodynex, Inc.
filed 2009-03-16
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2008.
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 333-152052

 Hydrodynex, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-4903071 (I.R.S. employer identification number)
230 Bethany Rd., Ste. 128, Burbank, CA 91504 (Address of principal executive offices and zip code) (702) 884-2150 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  [  ]  No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [  ]

Indicate by check mark if there disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “larger accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]

Accelerated filer [  ]

Non- accelerated filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [X] NO [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2008 is $77,500 based on the sale price of the shares in a private placement that closed on September 30, 2007 of $0.10 per share.  The shares of our company are not currently listed on an exchange.

Number of shares outstanding of the issuer’s common stock as of September 28, 2008: 1,500,000 shares.

FORWARD LOOKING STATEMENTS

This Report on Form 10-K and the documents incorporated by reference include “forward-looking statements”. To the extent that the information presented in this Report on Form 10-K discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as “intends”, “anticipates”, “believes”, “estimates”, “projects”, “forecasts”, “expects”, “plans” and “proposes”. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These include, among others, the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation” sections of this Report on Form 10-K. These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements. When considering forward-looking statements in this prospectus, you should keep in mind the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation” sections below, and other sections of this Report on Form 10-K.

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. There are many factors that could cause actual results to differ materially from the forward looking statements. For a detailed explanation of such risks, please see the section entitled “Risk Factors” beginning on page 10 of this Report on Form 10-K. Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes included in this Report on Form 10-K and the section entitled “Management’s Discussion and Analysis or Plan of Operation” included in this Report on Form 10-K.

PART I

Item 1.   Business.

TABLE OF CONTENTS

A. Hydrodynex – Introduction and Business Strategy	4
B. Hydrodynex Products	5
C. Description of Proprietary Technology	7
D. Hydrodynex’ Exclusive Technology License Agreement	8
E. Market Analysis and Competition	8
G. Marketing and Sales	9
H. Patents, Trademarks, and Copyrights	10
I. Employees	10

A.   Hydrodynex, Inc. – Introduction and Business Strategy

Hydrodynex, Inc., a Nevada Corporation, was founded on May 12, 2006, for the purpose of acquiring an exclusive North American license for the marketing and distribution rights of an anodic oxidation water disinfection product commonly referred to as the AO-System® technology. The primary objective of our company is to commercialize this technology in North America initially through direct sales in order to gain a substantial market penetration.  Hydrodynex has developed a strategic business plan to introduce and market the AO-Systems® in North America.  Hydrodynex believes that due to the innovative technology, the AO-Systems® will fill an open market gap in the water disinfection and treatment market.

As a result of the research and development work beginning in 1985 and conducted by Hydrosystemtechnik GmbH, from whom we have been granted an exclusive license for the anodic oxidation water disinfection product, substantial technological discoveries were made and a mechanized water disinfection unit was developed and improved which is collectively referred to as the AO-System®.  Hydrosystemtechnik GmbH has developed and commercialized this innovative water purification and disinfection system and has been selling these units in the European market for the last 16 years.  Within the last few years, advancements to include warm water systems have been developed by

Hydrosystemtechnik GmbH.  Two U.S. patents have been granted to Hydrosystemtechnik GmbH covering the apparatus design of a water sterilization unit that uses the principals of anodic oxidation without adding chlorine compounds.  Hydrosystemtechnik GmbH had, as of the end of 2007, sold and installed over 160 AO-Systems® units of 11 different models for projects in Europe and approximately 15 other countries worldwide.  No system has yet been sold or is installed in the U.S., Canada or Mexico, and no system can be sold in the U.S. without approval of the U.S. EPA.

B.   Hydrodynex’ Exclusive Technology License Agreement

We entered into a Marketing, Distribution and License Agreement with Hydrosystemtechnik GmbH September 3, 2007.  On August 30, 2008, we entered into an Amended Marketing, Distribution and License Agreement, or amended license agreement, with Hydrosystemtechnik, which has the same effective date as the original license agreement, September 3, 2007, supersedes the original license agreement.  Under the amended license agreement, we were granted the right to sell water disinfection systems based on the AO-System® technology in all markets (except the dental market) in Canada, the United States, and Mexico on an exclusive basis for a period of three years after the effective date of the license agreement.  The license remains exclusive subject to Hydrodynex (a) leasing or purchasing an AO-System® prior to November 3, 2008, and (b) obtaining, within 30 months of the effective date of the license agreement, verification and certification of the AO-System®  technology by the U.S. EPA necessary for commercialization and selling water disinfection systems in whole or in part within the United States.  We plan to undertake to secure technology verification from NSF International, an independent third party testing laboratory, accredited by the EPA, to legally sell AO-Systems® in the United States, but the process has not yet begun because of the non-completion of the construction of the test reactor by the Licensor.  In addition, in order to maintain the exclusivity of the license, we are obligated to (a) make application to six states in the Western U.S. for certification of the AO-System® technology within 90 days after receiving the NSF and EPA verification, (b) sell, deliver and install at least one AO-System® in the U.S. in the two year exclusivity period following technology verification, and (c) we are required to demonstrate financial responsibility in the form of a bank credit line or equity funding of not less than $500,000 to accomplish the objectives necessary to retain the exclusivity of the license.

We are also required, beginning year three after the effective date, or September 3, 2009, to meet certain minimum annual sales targets, based on net purchase value, for sales of AO-System® products in the North American territory, which increase from €30,000 in year three to €500,000 in year six and thereafter, in order to maintain the exclusivity of the license.  If we fail to meet the minimum annual sales targets at the end of any business year, the licensor, Hydrosystemtechnik GmbH, shall have the option to revert the license agreement to a non-exclusive marketing agreement.  We have paid a non-refundable license fee in the amount of €10,000, and we were previously obligated to make a second non-refundable license fee in the amount of €20,000 on June 1, 2008.  Under the terms of the amended license agreement, Hydrosystemtechnik has agreed in writing to an extension of the due date for the second license payment from June 1, 2008 to November 30, 2008.  A third license fee in the amount of €20,000 will be due upon certification and approval of the AO-Systems® by the US Environmental Protection Agency for commercial sales in the United States.  We are also required to attain and maintain minimum annual sales volume of €500,000 in order to have the right to manufacture water disinfection systems based on the AO-System® technology and sell them in the licensed territory.  If after year five after the effective date we do not maintain minimum annual sales volume of €500,000 in any two consecutive years, the right to manufacture will expire automatically in the subsequent year.  We are obligated to pay a royalty on the products actually assembled or manufactured and sold to third parties in the amount of 10% of the net selling price on all AO-Systems®.  We are not obligated to pay a royalty on finished AO-Systems® purchased from Hydrosystemtechnik and resold.  We are also obligated to pay fifty percent of the direct costs related to preparing and prosecution of patents and patent applications in the U.S., Canada or Mexico,, including legal fees, filing fees maintenance fees and transaction costs, so long as the license agreement remains in effect.

The license agreement terminates after ten years, with an option by us to extend the license for an additional ten years on an exclusive basis, as long as the minimum annual sales volume of is maintained.  The licensor, Hydrosystemtechnik GmbH, has the right to terminate the license agreement, after a notice and cure period, if we are in default of any obligation in the agreement, are adjudged bankrupt, become insolvent or similar events, or if we do not maintain minimum annual sales volume of €100,000 in each business year subsequent to the third year after the effective date (which means meeting the €100,000 minimum annual sales volume for each year beginning September 3, 2010).

We plan to market, sell, install, and maintain specialized AO-Systems® on a retail basis pursuant to the license.  Stationary-type systems will be sold and installed in facilities such as hospitals, hotels, water cooling towers, swimming pools, etc.  Transportable AO-Systems® and packaging units will be marketed to the U.S. military and other associations involved in the use of portable water treatment systems for emergency and non-emergency markets.  Hydrodynex will purchase components on a wholesale basis from Hydrosystemtechnik to make, use, and sell specific water disinfection systems on a custom basis for it customers.  Hydrodynex has the option to engage in future manufacturing of the AO-Systems® when it is deemed necessary and financially justifiable.

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

Our company is structured expressly as a marketing entity and therefore we do not currently engage in the design, development or manufacturing of products.  In phase one of our multiphase marketing plan. Subject to receipt of approval from the EPA, of which there is no assurance, we intend to market and sell the AO-System®, a device that disinfects potable water systems and industrial water systems, under an OEM arrangement with our Licensor Hydrosystemtechnik, GmbH.  To date, we have no revenues from operations. Our expenses consist of marketing and management activities and personnel costs.  We intend to accomplish the following:

•	Establish effective marketing channels for our products through a network of distributors or dealers in selected markets.
•

Support revenue generation in these channels by effectively educating the end user and promoting the use of AO-Systems® as a means of assuring the delivery of safe, healthy water at low costs and eliminating the Legionella bacteria from existing buildings.

•	We intend to have Hydrosystemtechnik GmbH provide the AO-Systems® under a brand label to be determined.
•	We intend to register Hydrodynex as a company registered trademark.

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

The water treatment industry is a rapidly growing sector and a primary component of the world’s basic needs market.  With over 20 large target industrial business areas benefiting from clean water and with an ever-present threat of water-borne diseases, other biohazard and inorganic aquatic health threats, including mechanical corrosion issues, the clean water industry is paramount in importance to the U.S. and the rest of North America.  Certain competing technologies are arising, but none that utilize the same superior and patented technological properties as advanced Anodic Oxidation.  Lawsuits filed against facilities such as hospitals, hotels, retirement homes and cooling towers because of their substandard water system cleanliness are very prevalent and on the rise in the U.S.  This system gives these places a strong tool to protect themselves with and the ability to fight accusations of negligence in lawsuits.  Too many human deaths arise from unsanitary remote water sources and disaster induced contamination as well.

Water treatment and purification systems with increasing complexity and effectiveness have been put into operation worldwide for a number of years.  However, conventional mechanical and chemical purification processes have proven to be insufficient in preventing the distribution of diseases through this essential nutritional element that water represents. Recognizing that special disinfection methods had to be developed to eliminate micro-organisms such as bacteria and viruses, heavy chlorination and other chemical treatments, and more recently UV and Ozone treatments, have been introduced. These processes, however, include significant disadvantages to the AO-System® and among other things, are hazardous, or provide a bad odor and/or taste, or only have a short-term residual cleaning effect on the water.

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

Legionnaires’ disease, caused by Legionella bacteria, is particularly dangerous and has already caused significant lawsuits against hospitals where the disinfection processes used by them was insufficient in preventing death to immuno-suppressed patients. The AO-System® is the only existing system known to Hydrodynex which permanently eliminates micro-organisms in water systems through its short and long-term oxidative effects, including the biofilm inside pipe walls that harbors Legionella.  The AO-System® has proven to be a solution to provide partial or complete “healing” to existing and previously infected water systems in closed circuits such as hot water systems in hospitals.  However, there exists many other commercial applications in facilities such as cooling towers and food processing plants that are in dire need of this process to provide protection as well as prevention from expensive shut-down periods for cleaning.  Being a new technical solution with more than 160 systems installed in 15 countries, the AO-System® are rapidly gaining a respect in the water treatment industry on a global basis.

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

The objectives are:

(a) establish our product as the un-paralleled leader in water disinfection systems,

(b) enter and cover all market segments in the U.S., Canada, and Mexico,0

(c) get the AO-System® required and mandated by local, state, and national insurance agencies and governments.

C.   Hydrodynex Products

 The AO-System® units that Hydrodynex plans to sell are fully developed and utilize a novel and patented advanced technology broadly known as Anodic Oxidation.  The AO-System® delivers this technology with 11 different reactor unit models to a wide range of applicable markets and water volume parameters.  This particular generation of AO-System® is advanced and does not use brine water and does not contain technical characteristics similar to other older AO technology.  Improved metal electrodes, design configurations, and process tuning make this generation of AO-System® far superior to other out-dated AO technologies.  We feel that research we have done on other current competing technologies shows the AO-System® offers higher disinfection standards and we have found various shortcomings for competing technologies.  When treating water for Legionella bacteria, conventional methods consisting of hyper-chlorination and super heat-flushing are inadequate.  The AO-System® provides a viable technical solution related to killing Legionella bacteria.

Initially, Hydrodynex will not produce any products or components; it will act as an exclusive master distributor of AO-Systems® I in Canada, the United States and Mexico.  When the volume of sales warrants the setup of an assembly and manufacturing facility in North America, we will enter Phase II of our business plan and take on the responsibility of assembling and manufacturing the units by Hydrodynex or outsource the manufacturing to a reliable subcontractor here in the U.S. or another foreign country.

D.    Description of Proprietary Technology

The AO-System® is generally installed as a point-of-entry device on warm and/or cold water systems.  Water passes through a reactor chamber of the unit which contains specially engineered electrodes that produce oxidizing effects in the water as an electrical current is generated to pass from the cathodes to the anodes.  Instrument observed water flow determines the amount of electrical current generated and the computer unit automatically controls the system.  The system can bypass itself for regularly scheduled back-wash cleanings which prevent build-up on the electrodes and thereby increase the longevity of the system and its components.

Advanced AO is an electrochemical in-situ sterilization process which produces deactivating (microbiocidal) oxidants directly from the water being treated. No chemical additives are necessary for the treatment. The water flows into the reactor from the bottom then up through the spaces between the electrodes, serving directly as an electrolyte. The deactivation (killing) of microorganisms such as bacteria, fungi, algae & viruses occurs predominantly through oxidation in the anode boundary layer (due to short life absorbed oxidants), ultimately being optimized for maximum effectiveness. In operation with neutral pH, two dominant anode mechanisms can be verified:

E.   Market Analysis and Competition

Hydrodynex’ management believes that Hydrodynex’ main competitiveness is expected to be based on technological superiority and efficacy, rather than price.  Hydrodynex will be competing against companies with products it believes are less efficient and less expensive than the AO-System®, however, these companies have sufficiently more financial resources than our company.  The main currently used disinfection systems are based on chlorination (most common), and more recently, UV and Ozone systems.

In the last few years, several companies have introduced a Copper/Silver Ionization process which was installed for testing in at least 16 hospitals in 5 states.   This shows that there is indeed a viable market for more efficient disinfection systems. Copper/Silver ionization has not entered the retail market for drinking water systems and most likely will not be allowed in this market due to its release of heavy metals into the treated water.  It should be noted that while that system is simpler than conventional systems, it has numerous deficiencies when compared to the AO-System®.  Chlorine Dioxide is the other major competitor to our technology, but also has several deficiencies when compared with advanced Anodic Oxidation.  Examples would be such things as harmful carcinogenic byproducts, large amounts of dangerous chemical dosing and inefficient Legionella eradication.  .

In management’s opinion, at this point in time, there is no similar technology available in the United States.  However, the market resistance against new products and new technical solutions has to be overcome in order for the company to become successful and there is no assurance that this will happen.  The need is immense, and so are the advantages.  Electrolytic chlorinators have been seen entering the market recently, but the statistical effects of it on Legionella have not shown perfect results, and other negatives have been found with this process.  Very recently, two more competing companies have marketed “photo-oxidation” and “RECOR®”, but information on these systems is limited and the validity of these systems is yet to be seen.

Other benefits of the AO-System® include lowered energy consumption by the facility by not having to raise its warm water network above 55 degrees Celsius.  Many places raise their water temperature up to 70 or even 80 degrees Celsius at night to combat problems they encounter.  This results in danger of scorching to consumers, highly increased pipe corrosion, and dramatically increased energy consumption.  The AO-System® also partially softens water by increasing the solubility of common precipitates and removing solutes within the reactor.  It also cleans existing pipe corrosion and breaks down scaling deposits.  The cost of replacing a piping system in a building is a very expensive, lengthy, and invasive process.

As far as the portable system is concerned, there are many competing systems of different sizes on the market, but the long-term disinfection effect of advanced AO-System® is a benefit that is not matched by the majority of these systems.  Hydrodynex believes it may be able to establish a niche market.

We have entered into a Memorandum of Understanding with IMF, under which we will have access to the design parameter and manufacturing right which integrates a unique water packaging system with the AO-System®.  The packaging system utilized in the mobile unit uses a proprietary tri-layer foil in the packaging.  This material keeps the water quality unchanged over many years.

The competitive situation may adversely affect Hydrodynex sales or capacity to retain or increase clientele or business.  There are no assurances Hydrodynex will be able to successfully compete against these other competitors based on these factors.  In order to compete with these other companies, Hydrodynex plans to attempt competitive pricing, above average customer service, high quality products and provide independent research and testing that will provide conclusive evidence that the AO-System® is the leading and best technology available.  In addition to the technological advantages of the AO-System®, this system is very competitive when it comes to operation and maintenance costs and treatment cost per gallon of water.

These facts lead to the belief that the Hydrodynex AO-System® process has the potential to replace most of the competing processes.  However, the replacement will be gradual due to the fragmentation of the industry.  No company has a market penetration of more than a couple of percent, but we believe that the AO-System® has the potential to be the market leader.

G.   Marketing and Sales

Once certification has been granted by the EPA, we intend to focus its sales and marketing program directly toward certain targets of opportunity.  The most important targets are those where water safety is paramount; in facilities and industries where unhealthy people are exposed to additional disease and lives are being lost, where expensive and reputation tarnishing lawsuits are in abundance, and where other competing products are failing to properly address these issues.  Four primary markets have been researched and evaluated by the Company’s management.  These four areas are hospitals, hotels, military applications and applications for mobile disaster relief.  Secondary marketing targets are water cooling towers, food processing facilities, retirement homes, spas, schools, industrial plants, public fountains, pools, water slide parks, cruise ships, etc.

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

We will attend trade shows and undertake a direct marketing program to key hospitals in the southwestern section of the U.S. Marketing efforts will initially be concentrated in the states of Nevada, Arizona, and California.  Prospective customers and marketing targets include Good Samaritan hospital in Los Angeles, which recently weathered a Legionnaires ’ disease lawsuit involving two deaths.  The company is developing a comprehensive marketing brochure to define the differences between the AO-Systems® and other competing water treatment systems now available on the market.  We have already created a website to begin educating the market about the AO-System®- www.HydroDynex.com.

Hydrodynex will also deploy a multi-channel Internet marketing strategy with the primary intention of building brand recognition, educating the consumer of the Hydrodynex value propositions, generating leads and increasing sales through the following tactics:

• Web Presence Development: the Hydrodynex primary website and its supporting network websites will engage in a host of Web marketing strategies. Such strategies will include but are not limited to: Search Engine Optimization (SEO); consistent creation of unique, relevant content that target specific key phrases Hydrodynex consumers are searching for; optimized page TITLE and Meta tags, ALT tags, H1/2/3 headers, URLS, etc.; link building through various web directory submissions and Web presence campaigns such as article submissions, press releases, etc.

• Monthly Email Newsletter and Lead Cultivation: as prospects are added to the Hydrodynex sales pipeline—and in addition to traditional sales/marketing follow up and cultivation tactics—a monthly newsletter will be sent to cultivate prospective clients through value-added messaging, helpful information and sales/marketing information,

• Online Joint Venture Marketing Partnership: Hydrodynex will identify complimentary businesses which support the Hydrodynex model and seek out online marketing partnerships to expand Web presence and sales/marketing objectives.

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

Each target customer will receive comprehensive marketing communications that address the benefits from the purchase and use of the AO-System®.  The marketing mission will be focused on educating the potential customer and providing information  that relates to how the system is a unique technical solution that will eliminate the deadly virus of Legionella in hospitals, hotels, military applications, mobile disaster relief units, water cooling towers, food processing facilities, retirement homes, spas, schools, industrial plants, public fountains, pools, water slide parks, cruise ships, carwashes, auto plants using water cooling machinery, fountains, ice rinks, air-scrubbing plants, health-club showers, public pools, mines, schools, industrial air-cleaners, prisons, stadiums, homes, cruise ships, etc.

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

Hydrosystemtechnik GmbH, is the owner of two U.S. patents, numbers 5,395,492 granted on March 7, 1995, and 5,439,576, granted August 8, 1995, both entitled “Apparatus for the Sterilization of Water”.  Both patents describe innovative methods of sterilization of water using anodic oxidation.  Anodic oxidation is a process of using anodes and cathodes inside a reactor chamber for the purpose of conducting high electrical current, which generates over-voltage with respect to oxygen generation, and generates chlorine equivalent oxidants.  The reactor creates a significant amount of oxidants to sterilize the water, but does so in a way without adding chlorine.

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

Under our original license agreement with our licensor Hydrosystemtechnik, we were required to make a non-refundable license payment of €20,000 on June 1, 2008, but pursuant to the amended license agreement dated August 30, 2008, our licensor agreed to extend the due date for the second license payment to November 30, 2008.  We do not currently have sufficient cash resources to make the second license payment and we will need to raise additional capital by selling equity or incurring debt in order to make this license payment.  Our licensor could find us in default under the license agreement and terminate the agreement if we do not make timely payment by the extended due date.  Under the license agreement unpaid balances bear interest at a rate of 2% above the prime rate as quoted in the U.S. edition of the Wall Street Journal.

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

Under the terms of our license agreement with our licensor Hydrosystemtechnik we are required to gain approval from the Environmental Protection Agency by March 3, 2010, thirty months after the effective date of our license agreement.  The verification and certification process leading to such approval involves extensive testing and is an expensive process.  We will have to raise additional capital to pay for the independent verification and certification process leading to approval.  We have made contact with staff at NSF, gotten price quotes, and met with NSF representatives in person.  We are currently awaiting completion of the test reactor that we have ordered from our licensor so that we can begin the testing process with NSF.  If we fail to meet the deadline for approval from the EPA for the AO System water disinfection technology, we will not be able to commercially sell it in the United States, our license will become non-exclusive and our licensor could terminate the amended license agreement.

[FOREIGN EXCHANGE RISK – fees to licensor, minimum annual sales targets and purchases from Licensor are all in Euros.  Further weakening of the dollar could significantly increase our cost of goods, our fees payable under the license agreement as well as the minimum annual sales targets we are required to meet.

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

The manufacturing process of the AO-Systems® and any other ancillary replacement components has initially been outsourced to the Licensor, pursuant to the terms of the existing License Agreement between Hydrodynex and Hydrosystemtechnik GmbH.  The Licensor is dependant upon many third party vendors in Germany and other European countries to supply essential components, which are assembled and tested in the Licensor’s manufacturing facility in Germany.  We do not have any manufacturing facilities and expect to rely upon Hydrosystemtechnik to properly manufacture our products.  Our dependence upon a third party for the manufacture of our proposed products may adversely affect our profit margins and our ability to develop and deliver proposed products on a timely and competitive basis.  Any delays in manufacturing and distribution will have an adverse impact on the price of our Company’s shares.

We may be subject to product liability claims.

The sale of the AO-Systems® may expose us to the risk of significant losses resulting from product liability.  Although we intend to obtain and maintain product liability insurance to offset some of this risk, we may be unable to secure such insurance or it may not cover certain potential claims against us.

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

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control.  For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as any indication of our future performance.  Our quarterly and annual expenses are likely to increase substantially over the next several years, and revenues from the sale of the AO-Systems® may not meet our expectations. Our operating results in future quarters may fall below expectations.  Any of these events could adversely impact our business prospects and make it more difficult to raise additional equity capital at an acceptable price per share.  Each of the risk factors listed in this “Risk Factors” section may affect our operating results.

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

We will need to obtain additional financing in order to complete our business plan.  We currently do not have any operations and we have no income.  We are an early stage company and we have not realized any revenues to date. We do not have sufficient capital to enable us to commence, implement and complete our business plan and based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next twelve months.  We will require financing in order to get regulatory approval and initiate operations described in the section entitled, "Business of the Issuer.” We need to raise a minimum of $400,000 to implement and complete the first phase of our business plan.  There will be an addition requirement of $2,000,000 to complete the second phase of our business plan.,   There is no assurance that we will be successful in raising these funds and in the event were are successful, there is no assurance that the terms and conditions of these funds will be in the best interest of our company or our shareholders.  We do not have any arrangements for financing and we may not be able to find such financing if required.  We will need to obtain additional financing to operate our business for the next twelve months, and if we do not, our business will fail.  We will raise the capital necessary to fund our business through a Prospectus and private offering of our common stock or units consisting of common stock and stock purchase warrants.  Obtaining additional financing would be subject to a number of factors, including investor acceptance of Company’s business strategy, its technology and investor sentiment.  These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

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

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue sales of the AO-Systems®  for the treatment of water and so may be forced to scale back or cease operations or discontinue business and you could lose your entire investment

Our company was recently formed, and we have not proven that we can generate a profit. If we fail to generate income and achieve profitability investment in our securities may be worthless.

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

Our success is dependent on the efforts, experience and relationships of Jerod Edington.  If this individual were unable to continue in his role, the business would be adversely affected as to its business prospects and earnings potential.  We do not currently carry any insurance to compensate for any such loss.  Mr. Edington’s decisions and choices may not take into account standard engineering or managerial approaches marketing companies in the water treatment industry commonly use.  Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

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

Our future revenues and operating results, if any, are likely to vary from quarter to quarter due to a number of factors, many of which are outside of our control. Factors, which may cause our revenues and operating results to fluctuate, include the following:

•	the willingness of distributors to market our products;
•	market acceptance of our technology and AO Systems;
•	the timing and uncertainty of sales cycles;
•	new products and services offered by current or future competitors; and
•	general economic conditions, as well as economic conditions specific to the water treatment industry.

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

 If we do not effectively educate end users on the benefits of the AO-Systems®, we will not have sufficient demand for our products.

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

Our products are manufactured in Europe and delivery can be a problem.  We are subject to the risk that delivery of our products may be interrupted as a result of natural disasters such as earthquakes and fires or capacity constraints with our vendors’ or suppliers’ hardware.  Any such interruptions may lead to a loss of customers or distributors and, accordingly, may adversely affect our business and results of operations.

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

Electing reporting status under the ’34 Act will result in a delay in the registration of our common stock sold in the Offering.

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

The securities being offered have not been, nor will they be, registered pursuant to the Securities Act except pursuant to the registration rights granted pursuant to the terms of this Offering.  If we desire, we may permit the transfer of the securities out of a purchaser’s name only when its request for transfer is accompanied by an opinion of counsel reasonably satisfactory to us that neither the sale nor the proposed transfer results in a violation of the Securities Act or any applicable state securities or “Blue Sky” laws, and a written agreement by any subsequent transferee that such party agrees to be bound by the terms of the Subscription Agreement.

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

Hydrodynex has never operated as a publicly-traded company.  It may be time consuming, difficult, and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act.  We may need to hire additional staff in order to develop and implement appropriate internal controls and reporting procedures.  If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.

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

We cannot assure you that, even following the approval of the registration statement by the SEC and our election to be a reporting company under the ’33 Act, the common stock will become listed on the American Stock Exchange, NASDAQ, OTC-BB or any other securities exchange.

Following the approval of the registration statement and as soon as practical, we plan to apply for listing our common stock on a recognized Stock Exchange.  However, we cannot assure you that Hydrodynex will be able to meet the initial listing standards of any stock exchange, or that it will be able to maintain a listing of the common stock on any other stock exchange.  After the Registration Statement is approved, we expect that the common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where an investor may find it difficult to dispose of shares or obtain accurate quotations as to the market value of the common stock.  In addition, we would be subject to an SEC rule that, if we failed to meet the criteria set forth in such rule, imposes various requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors.  Consequently, such rule may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity.

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

Our stock is a penny stock.  Trading of our stock may be restricted by the SEC's penny stock regulations and the NASD’s sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Hydrodynex’ common shares may be deemed to be “penny stock” as that term is defined in Regulation Section “240.3a51-1” of the Securities and Exchange Commission (the “SEC”).  Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a “recognized” national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three years) or U.S. $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than U.S. $6,000,000 for the last three years.

Section “15(g)” of the United States Securities Exchange Act of 1934, as amended, and Regulation Section “240.15g(c)2” of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.  Potential investors in Hydrodynex’ common shares are urged to obtain and read such disclosure carefully before purchasing any common shares that are deemed to be “penny stock”.

Moreover, Regulation Section “240.15g-9” of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in Hydrodynex’ common shares to resell their common shares to third parties or to otherwise dispose of them.  Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

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

We do not own any patents or intellectual property.  We have an exclusive license agreement with Hydrosystemtechnik GmbH, which initially grants us the right to market the AO-Systems® in North America and in the future, we have an option to manufacture and assemble the AO-Systems® here in the US or by utilizing a subcontract manufacturer in other countries.  The patents issued in the U.S. were granted in 1995.  U.S. trademarks, trade secrets, copyrights and other intellectual property rights are owned by the licensor, which we have access to by virtue of the terms and conditions of the exclusive License Agreement.  This intellectual Property is currently outside of our direct control and could jeopardize our ability to implement our business plan.  In addition, the efforts made by Hydrosystemtechnik, GmbH, to protect the intellectual property rights may not be sufficient or effective.  Any significant impairment of the intellectual property rights could harm our business indirectly or our ability to compete.  Protecting the intellectual property rights is costly and time consuming, and the unauthorized use of the intellectual property could cause these costs to rise significantly and materially affect our operating results.  We are required to pay 50% of the direct costs related to preparing and prosecution of patents and patent applications, including legal fees, filing fees maintenance fees and transaction costs within the licensed territory, so long as our license agreement with Hydrosystemtechnik GmbH remains in effect.

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

•

The United States Patent and Trademark Office  may not grant patents of meaningful scope based on the applications already filed and those that may be filed in the future.  If the current patents do not adequately protect the technology and the industrial applications, then we will not be able to prevent imitation and the product may not be commercially viable.

•

Changes in or different interpretations of patent laws in the United States may permit others to use our discoveries or to develop and commercialize our technology and products without providing any compensation to us.

•

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is not trading and has never traded on any stock exchanges.

The transfer agent of Hydrodynex is Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

As of June 30, 2008, there were 41 holders of record of Hydrodynex’ common stock, of which 1,500,000 were issued and outstanding.

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

Item 6.   Selected Financial Data

Not applicable.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING PLAN OF OPERATIONS SECTION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ON PAGES 31 THROUGH 42 FOLLOWING THE SIGNATURE PAGES OF THIS ANNUAL REPORT ON FORM 10-K. ALL STATEMENTS IN THIS ANNUAL REPORT RELATED TO HYDRODYNEX’ CHANGING FINANCIAL OPERATIONS AND EXPECTED FUTURE OPERATIONAL PLANS CONSTITUTE FORWARD-LOOKING STATEMENTS. THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS.

A.   General.

Hydrodynex, Inc. was organized under the laws of the state of Nevada on May 12, 2006 and is doing business as a marketer of the AO-Systems® water treatment units.  We are structured expressly as a marketing entity and therefore we do not engage in the design, development or manufacturing of products.  We intend to operate only in North America under the terms of our License agreement with Hydrosystemtechnik GmbH.  Since commencement of operations in 2006, our efforts to date have been principally devoted to and limited primarily to organization, initial capitalization, business and product research, producing marketing materials and a website, securing a marketing agreement, preparing a comprehensive business and operating plan, evaluating the regulatory requirements to sell water treatment systems in the U.S., Canada and Mexico, and undertaking a marketing feasibility study.   Extensive research has been done on competing technologies and the water contaminants that most adversely affect water systems at the present time.  Legionella protection is the strongest market  opportunity identified by Hydrodynex to date.  We will make Legionella our primary target market because of its wide prevalence and the high percentage of death resulting from infection.

Under our license agreement with our licensor Hydrosystemtechnik, we paid a non-refundable license fee creditable to royalty payments in the amount of 10,000 Euros in 2007.  We were required, under the original license agreement with our licensor, to make a non-refundable license payment of 20,000 Euros on June 1, 2008.  Hydrosystemtechnik agreed in writing to an extension of the due date for the second license payment from June 1, 2008 to August 31, 2008.  Under the terms of the amended license agreement dated August 30, 2008, the due date for the second license payment was extended to November 30, 2008.  We do not currently have sufficient funds to make this license payment and we will have to raise additional capital by selling equity or incurring debt in order to make this license payment.  A third license fee in the amount of 20,000 Euros will be due upon certification and approval of the AO-Systems® by the US Environmental Protection Agency for commercial sales in the United States

We are currently organizing our distribution/dealer and direct marketing programs, which consists of placing our product in commercial buildings, retirement homes, cooling towers, and military installations. Our primary focus will be on establishing the defined sales channels and supporting them with meaningful marketing programs to the extent that funds are available.  We have not sold any product to date and have generated no revenues from operations.

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

B.  Results of Operations

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

We plan to finance our needs principally from the following:

•	Issuance of additional convertible promissory notes and warrants as part of a $50,000 bridge loan
•	A private placement stock offering for shares in the company.

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

Intangible Assets. Hydrodynex’ intangible asset is composed of a license from Hydrosystemtechnik GmbH.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.   Financial Statements and Supplementary Data

The Audited Financial Statements for this Form 10-K appear on pages 31 through 42 following the signature pages below.

Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2008.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

Each director is elected to hold office for a one year term or until the next annual meeting of stockholders and until his successor is elected and qualified. The officers of Hydrodynex serve at the pleasure of Hydrodynex’ Board of Directors.

The following sets forth certain biographical information with respect to the directors and executive officers of Hydrodynex.

Jerod Edington, Founder, President and Director.  Mr. Edington attended the University of Washington in Seattle, Washington.  He earned a B.S. in Zoology in 2000.  He did radiation cancer and tumor research at the University of Washington Medical center’s Radiation Oncology Dept. for two years, receiving the coveted Mary Gate’s Endowment award for undergraduate research and co-authored a front-cover research report for “Biotechniques” magazine.  He has also been working in the TV/Film Production business for the past 5 years as President of Naked Lumberjack Productions where he oversaw production of commercials, feature films, music videos, etc.  He is also a professional actor in the Screen Actors Guild and American Federation of TV and Radio Artists Unions.

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

Item 11.   Executive Compensation.

A.   Summary Compensation Table

The table below sets forth the aggregate annual and long-term compensation paid by us during our last two fiscal years ended June 30, 2007 and June 30, 2008 to our Chief Executive Officer (the “Named Executive Officer”). Other than as set forth below, no executive officer’s salary and bonus exceeded $100,000 for the fiscal year 2008.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-Qualified Deferred Compensation Earnings ($) (h)	All other Compensation ($) (i)	Total ($) (j)
Jerod Edington Pres. & CEO, Dir.	2008	22,500	0	0	1,250	0	0	0	23,750
	2007	0	0	0	0	0	0	0	0

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Jerod Edington, Pres. & CEO(1)	525,000 shares	34.4%
Peter Schmid, V.P., Dir. (2)	140,000 shares	9.24%
Blaine Davidson, CFO, Treas, Sec, Dir. (3)	115,000 shares	7.6%
Steven Espey 358 E. 69th St., New York, NY 10021	100,000 shares	6.66%
Thomas Keller 4533 Lower Thomas Ranch Rd., Miranda, CA 95553	100,000 shares	6.66%
Karsten Behrens Rue de L’Union 16, 1800 Vevey, Switzerland	100,000 shares	6.66%
Frank Cholaj 707 Edenderry Ct., Spokane, WA 99223	75,000 shares	5.0%
Alexander H. Gregg 177 Maine Street, Apt. 322, Fort Lee, NJ 07024	75,000 shares	5.0%
Alex Gregg 758 Riverdale Rd., Riverdale, NJ 07675	75,000 shares	5.0%
Executive officers and directors as a group 3 persons (4)	780,000	50.16%

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

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plan approved by security holders (1)	0	$0	1,000,000
Equity compensation plans not approved by security holders	0	$0
Total	0	$0	1,000,000
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

Item 13.   Certain Relationships and Related Transactions and Director Independence.

None.

Director Independence

The Board of Directors has determined that none of its three members are currently “independent directors” as that term is defined in Rule 4200(a)(15) of the Marketplace Rules of the National Association of Securities Dealers.

Item 14.   Principal Accounting Fees and Services.

Audit Fees. Aggregate fees billed for professional services rendered by Williams & Webster, P.S. in connection with its audit of Hydrodynex’ financial statements as of and for the years ended December 31, 2007, and June 30, 2008, which included its reviews of Hydrodynex’ unaudited condensed consolidated interim financial statements, and for SEC consultations and filings were $10,744.75 and $5,383.75 thus far, respectively.

Audit-Related Fees -  None.

Tax Fees – None

All Other Fees - None

Item 15.   Exhibits

(a)   Exhibits specified by item 601 of Regulation S-B.

HYDRODYNEX, INC.

INDEX TO EXHIBITS

Exhibits	Description of Document

3.1	Articles of Incorporation of Registrant(1)

3.2	Bylaws of Registrant(1)

10.1	Exclusive North American license between Hydrodynex, Inc. and Hydrosystemtechnik, GmbH (1)

10.2	2006 Non-Qualified Stock Option and Stock Appreciation Rights Plan Dated May 19, 2006 (1)

10.3	Corporate Governance Guidelines (4)

10.4	Corporate Governance and Director’s Nominating Committee Charter (4)

10.5	Compensation Committee Charter (4)

10.6	Audit Committee Charter (4)

10.7	Promissory Note between Jerod Edington and HydroDynex dated June 12, 2008 (4)(3)

14.1	Code of Business Conduct and Ethics (4)

14.2	Code of Ethics for the CEO and Senior Financial Officers (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (2)

32.1	Section 1350 Certifications (2)

(1)

Filed with the Securities and Exchange Commission on June 30, 2008 as an exhibit, numbered as indicated above, to the Registrant’s registration statement on Form S-1 (file no. 333-152052), which exhibit is incorporated herein by reference.

(2)	Filed herewith.
(3)	Promissory note was paid in full on July 24, 2008
(4)	Filed as an exhibit, numbered as indicated above, to the Form 10-K Annual Report (file no. 333-152052) filed on September 30, 2008,, which exhibit is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Burbank, CA on this 11th day of  March, 2009.

HYDRODYNEX, INC.

By:	/s/ Ron Kunisaki
Ron Kunisaki President & Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 11th day of March, 2009.

Signature	Title

/s/ Ron Kunisaki	Director, President & Chief Executive Officer
Ron Kunisaki	(Principal Executive Officer)

/s/ Richard Kunisaki	Director, Treasurer, & Chief Financial Officer
Richard Kunisaki	(Principal Financial and Accounting Officer)

/s/ Jerod C. Edington	Director, Vice President, & Chief Operating Officer
Jerod C. Edington

/s/ Derek Grant	Director & Secretary
Derek Grant

/s/ Peter Schmid	Director
Peter Schmid

To the Board of Directors and

Stockholders of HydroDyneX, Inc.

Burbank, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of HydroDyneX, Inc as of June 30, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s significant and ongoing operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
September 26, 2008

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheet

	June 30,	June 30,
	2008	2007
Assets
Current Assets
Cash	$518	$16
Pre-paid Expenses	750
Trade Deposits	26,990	0

Total Current Assets	28,258	16

Property and Equipment
Property Plant and Equipment (Net)	1,288	0
Less: Accumulated Depreciation	(49)	0
Total Property and Equipment	1,239	0
Other Assets
Pre-paid Royalty	21,889	6,997
Total Other Assets	21,889	6,997

Total Assets	51,386	7,013

Liabilities and Stockholders Equity
Current Liabilities:
Accounts Payable	$16,467	$0
Accrued Expenses	42	0
Notes Payable-Related party	2,000	3,846
Total Current Liabilities	$18,509	$3,846

Commitments and contingencies	$0	$0

Stockholders Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized: no shares issued or outstanding	0	0
Common stock, $.001 par value, 70,000,000 shares authorized, 1,500,000, and 500,000 issued and outstanding, respectively	1,500	500
Additional Paid-In Capital	107,750	4,500
Deficit accumulated during development stage	(76,373)	(1,832)

Total Stockholder's Equity	$32,877	$3,168

Total Liabilities and Stockholder's Equity	$51,386	$7,013

The accompanying notes are an integral part of these financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations

	Twelve Months Ended		Twelve Months Ended	Period from May 12, 2006 (Date of Inception) to
	June 30,		June 30,	June 30,
	2008		2007	2008

Revenue	$0		$0	$0

Expenses

Consulting fees	23,500		0	23,500
Board of directors fees	2,750			2,750
General and Administrative	10,685		1,241	12,463
Legal and accounting	27,012		0	27,012
Travel	10,513		0	10,513
Interest expense	80		55	135

Total Expenses	$74,540		$1,296	$76,373

Net Income(Loss) From Operations	$(74,540)		$(1,296)	$(76,373)

Basic and fully diluted loss per share	$(0.05)	$	nil	$(0.05)

Basic and fully diluted weighted average shares outstanding	1,500,000		500,000	1,500,000

The accompanying notes are an integral part of these financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statement of Stockholder's Equity

	Common Stock		Additional
		Par	Paid	Accumulated
	Shares	Value	In Capital	Deficit	Total

Balance - May 12, 2006 (Date of Inception)	0	$0	$0	$0	$0

Shares issued to President (Note 5)	200,000	200	1,800		2,000
Net loss				(536)	(536)

Balance - June 30, 2006	200,000	$200	$1,800	$(536)	$1,464

Shares issued to President (Note 5)	300,000	300	2,700		3,000
Net loss				(1,296)	(1,296)

Balance - June 30, 2007	500,000	$500	$4,500	$(1,832)	$3,168

Shares issued	1,000,000	1,000	99,000		100,000
Options issued for director fees			2,750
Options issued for services			1,500
Net loss for period				(74,540)	(74,540)

Balance - June 30, 2008	1,500,000	$1,500	$107,750	$(76,372)	$32,878

The accompanying notes are an integral part of these financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Twelve Months Ended	Twelve Months Ended	Period from May 12, 2006 (Date of Inception) to
	June 30,	June 30,	June 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(74,540)	$(1,296)	$(76,373)

Depreciation and Amortization Expense	49	0	0
Stock options issued for director fees	2,750	0	2,750
Stock options issued for services	1,500	0	1,500
Decrease (Increase) Trade Deposits	(26,990)	0	(26,991)
Decrease (Increase) Prepaid Expenses	(15,642)	(6,997)	(22,639)
Increase (Decrease) Accounts Payable and Accrued Liabilities	16,509	0	16,510
Increase (Decrease) Due to related Party	(1,846)	3,518	2,000

Net Cash (Used) Provided by Operating Activities	$(98,210)	$(4,775)	$(103,243)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property, plant and equipment	(1,288)	0	(1,239)

Net Cash (Used) Provided by Investing Activities	(1,288)	0	(1,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	100,000	0	105,000
Increase (Decrease) stock subscription receivable	0	3,000	0
Net Cash Provided by (Used in) used in Financing Activities	$100,000	$3,000	$105,000

Net change in cash	502	(1,775)	518

Cash, Beginning of Period	16	1,792	0

Cash, End of Period	$519	$17	$518

Supplement Cash Flow Information
Interest Expense Paid	$135	$0	$135

The accompanying notes are an integral part of these financial statements.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”) which amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, of adopting FAS 160 on its financial position and results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“FAS 141R”) which replaces FAS No. 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of FAS 141R is prohibited. The Company is currently evaluating the impact, if any, of adopting FAS 141R on its financial position and results of operations.

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

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

	June 30, 2008	June 30, 2007
Equipment	$ 1,288	-
Less: accumulated depreciation	(49)	-
Property, Plant & Equipment, net	$ 1,239	-

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

NOTE 5 – EXCLUSIVE TECHNOLOGY LICENSES

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

NOTE 6 – INCOME TAXES

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

The Company’s deferred tax assets are estimated as follows:

	June 30, 2008	June 30, 2007
Net operating loss carry forward	$71,500	$1,832

Deferred tax asset	$24,310	$623
Deferred tax asset valuation allowance	($24,310)	($623)

Net deferred tax asset	-	-

At June 30, 2008 the Company has net operating loss carryforwards of approximately $ 71,500 which expires in the years 2026 through 2028.  The Company recognized $ 4,250 in stock options expense that cannot be deducted for tax purposes, and are not included in the above calculation of deferred tax assets.  The change in the allowance account from June 30, 2007 to June 30, 2008 was $ 23,687.

NOTE 7 – PREFERRED AND COMMON STOCK

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

NOTE 8 – STOCK OPTION PLAN

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (hereinafter SFAS No. 123), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

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

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2006	—	$—
Granted	—	—
Exercised	—	—
Outstanding at June 30, 2007	—	$—
Granted	—	—
Exercised	—	—
Outstanding at June 30, 2008	85,000	$.25
Options exercisable at June 30, 2008	85,000	$.25
Fair Market Value Per Share of Options Granted in 2008	—	$.25

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

Year Ended 2008

Risk-free interest rate	3.3750%
Expected option life	5 years
Dividend yield	0%
Volatility	85%
Exercise price	$0.25

These assumptions were determined as follows:

•	The risk free interest rate for the period within the contractual life of the option is based on the 5-year U.S Treasury yield at the time of the grant
•	The expected term of the options granted represents the period of time that the options granted are expected to be outstanding
•	Historically, the Company has not paid a dividend on its common shares and does not expect to do so in the future
•

The volatility assumption represents an expectation of the volatility of the price of the underlying shares for the expected term of the option, considering factors such as historical stock price and stock volatility of other companies within the industry.

NOTE 9 – CONTINGENCIES

As of June 30, 2008 management wasn’t aware of any contingencies that needed to be included in the financial statements.

NOTE 10 – SUBSEQUENT EVENTS

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