Form 10-Q/A
period 2008-09-30
Hydrodynex, Inc.
filed 2009-03-16
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

[ ]	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
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

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations

	Three Months Ended		Three Months Ended	Period from May 12, 2006 (Date of Inception) to
	September 30,		September 30,	September 30,
	2008		2007	2008
	(unaudited)		(unaudited)	(unaudited)

Revenue	$0		$0	$0

Expenses

Consulting fees	7,500		0	31,000
Board of directors fees	0		0	2,750
General and Administrative	1,251		33	13,275
Legal and accounting	22,381		0	49,832
Travel	34		0	10,547
Interest expense	150		0	285

Total Expenses	$31,316		$33	$107,689

Net Income(Loss) From Operations	$(31,316)		$(33)	$(107,689)

Basic and fully diluted loss per share	$(0.02)	$	nil	$(0.12)

Basic and fully diluted weighted average shares outstanding	1,500,000		500,000	916,812

The accompanying condensed notes are an integral part of these interim financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Three Months Ended	Three Months Ended	Period from May 12, 2006 (Date of Inception) to
	September 30,	September 30,	September 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(31,316)	$(33)	$(107,689)

Stock options issued for director fees	0	0	2,750
Depreciation and amortization expense	65	0	114
Stock options issued for services	0	0	1,500
Decrease (Increase) Trade Deposits	0	0	(26,991)
Decrease (Increase) Prepaid Expenses	375	0	(22,264)
Increase (Decrease) Accounts Payable and Accrued Liabilities	12,760	0	29,270
Increase (Decrease) Due to related Party	7,650	0	9,650

Net Cash (Used) Provided by Operating Activities	(10,466)	(33)	(113,660)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property, plant and equipment	0	0	(1,288)

Net Cash (Used) Provided by Investing Activities	0	0	(1,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	0	24,700	105,000
Proceeds from convertible debt	12,000	0	12,000
Payment of note - related party	(2,000)	0	(2,000)
Net Cash Provided by (Used in) used in Financing Activities	10,000	24,700	115,000

Net change in cash	(466)	24,667	52

Cash, Beginning of Period	518	16	0

Cash, End of Period	$52	$24,683	$52

Supplement Cash Flow Information
Interest Expense Paid	$135	$0	$135

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

Intangible Assets

Hydrodynex’ intangible assets are comprised of a license and the patent fees paid to maintain the US patents for Hydrosystemtechnik’s technology.  It will be amortized on a straight-line basis over fifteen years.

Organizational costs

Costs of startup activities, including organizational and incorporation costs are expensed as incurred.

Fair Value of Financial Instruments

The carrying value of cash, and accounts payable and accrued liabilities approximate their fair value because of the short maturity of these instruments.

Fair Value Measurements

The Company has partially adopted Financial Accounting Standards Board (FASB) SFAS No. 157, Fair Value Measurements (SFAS 157), pursuant to the provisions of FSP FAS 157-2, which deferred the effective date of SFAS 157 for non-financial assets and liabilities.  The provisions of SFAS 157 are applicable to all of the Company’s financial assets and liabilities that are measured and recorded at fair value.  SFAS 157 defines fair value, establishes a new framework for measuring fair value, and expands related disclosure.  Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants.  SFAS 157 establishes a fair value hierarchy that gives the highest priority to observable inputs and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined by SFAS 157 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date. The Company’s Level 1 assets include cash equivalents.
Level 2

Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.  The Company has no Level 2 assets or liabilities.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

	Quoted Prices in Active Markets for identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2008

Cash	$52	$0	$0	$52

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company is determining the impact of this pronouncement on the financial statements and disclosures, but have not yet implemented SFAS 159.  The Company adopted SFAS No. 159 on July 1, 2008, but has not elected the fair value option for any assets or liabilities.  Because no election has been made, adoption has not impacted the Company’s financial statements.

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

We plan to finance our needs principally from the following:

•	Issuance of additional convertible promissory notes and warrants as part of a $ 50,000 bridge loan
•	A private placement equity offering for shares in the company.

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

Hydrodynex, Inc.

March 12, 2009	By:	/s/ Ron Kunisaki
Ron Kunisaki President and Chief Executive Officer (Principal Executive Officer)

March 12, 2009	By:	/s/ Richard Kunisaki
Richard Kunisaki Chief Financial Officer (Principal Financial and Accounting Officer)