Form 10-Q/A
period 2008-12-31
Hydrodynex, Inc.
filed 2009-03-16
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

These assumptions were determined as follows:

•	The risk free interest rate for the period within the contractual life of the warrant is based on the 5-year U.S Treasury yield at the time of the grant
•	The stated term of the warrants granted
•	Historically, the Company has not paid a dividend on its common shares and does not expect to do so in the future
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

We plan to finance our needs principally from the following:

•	Issuance of additional convertible promissory notes and warrants as part of a $50,000 bridge loan
•	Private placement equity offerings.

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