Form 10-K/A
period 2008-06-30
Hydrodynex, Inc.
filed 2009-04-22
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A-2

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2008.
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 000-53506

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2008 is $77,500 based on the sale price of the shares in a private placement that closed on September 30, 2007 of $0.10 per share.  The shares of our company are currently listed on the NASDAQ OTC Bulletin Board exchange, symbol “HDYX”.

Number of shares outstanding of the issuer’s common stock as of September 28, 2008: 1,500,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

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

PART I

Item 1.   Business.

TABLE OF CONTENTS

A. Hydrodynex, Inc. – Introduction and Business Strategy	4
B. Hydrodynex’ Exclusive Technology License Agreement	6
C. Hydrodynex Products	8
D. Description of Proprietary Technology	9
E. Other Competing Technologies	8
F. Market Analysis and Competition	10
G. Marketing and Sales	12
H. Patents, Trademarks, and Copyrights	13
I. Employees	13
J. Governmental Regulation	14

A.   Hydrodynex, Inc. – Introduction and Business Strategy

Hydrodynex, Inc., a Nevada Corporation, was founded on May 12, 2006, for the purpose of acquiring an exclusive North American license for the marketing and distribution rights of an anodic oxidation water disinfection product commonly referred to as the AO-System® technology. The primary objective of our company is to commercialize this technology in North America initially through direct sales in order to gain a substantial market penetration.  Hydrodynex has developed a strategic business plan to introduce and market the AO-Systems® in North America.  Hydrodynex believes that due to the innovative technology, the AO-Systems® has the potential to be very competitive in the  water disinfection and treatment market.

As a result of the research and development work beginning in 1985 and conducted by Hydrosystemtechnik GmbH, from whom we have been granted an exclusive license for the anodic oxidation water disinfection product, substantial technological discoveries were made and a mechanized water disinfection unit was developed and improved which is collectively referred to as the AO-System®.  Hydrosystemtechnik

GmbH has developed and commercialized this innovative water purification and disinfection system and has been selling these units in the European market for the last 16 years.  In 2002, advancements to include warm water systems were developed by Hydrosystemtechnik GmbH.  Two U.S. patents have been granted to Hydrosystemtechnik GmbH covering the apparatus design of a water sterilization unit that uses the principals of anodic oxidation without adding chlorine compounds.  Hydrosystemtechnik GmbH had, as of the end of 2007, sold and installed over 160 AO-Systems® units of 11 different models for projects in Europe and approximately 15 other countries worldwide.

The U.S. EPA and NSF International have partnered to form an Environmental Technology Verification (ETV) Protocol that most states require.  No AO system has yet been sold or is installed in the U.S., Canada or Mexico, and no system can be sold in the U.S. without approval of the U.S. Environmental Protection Agency (EPA), based on testing that is done by NSF International.  In developing a testing strategy and timeline with NSF International (NSF), the co-developer with the EPA of the required Environmental Technology Verification (ETV) Protocol needed for sales approval, we have estimated that a month would be required to develop the protocol, that about six months would be needed for the ETV testing, and an additional two months would be needed for the report formulation.  The chart below details the basic certification process.  Once the application is submitted by our company, our test reactor is delivered to the NSF testing facility in Ann Arbor, Michigan, and payments are made to NSF to begin testing, the process detailed in the chart below will be carried out by NSF.  At the end of the process, if successfully completed, the EPA and NSF both sign the final report which will be written by NSF.

CPM = Certification Project Manager

For water disinfection units that pertain to drinking water systems, a Standard 61 leeching test is required throughout the U.S. to determine if chemicals or compounds from the unit’s structure are leeched into the water.  A much simpler Standard 61 testing protocol for leeched contaminants from the unit can be concurrently done by NSF and is estimated to span two months.  If we decide to enter the pool and bathing water system market, a Standard 50 testing must be undertaken.to determine if adequate microbial eradication takes place.  Another regulation that is required by state certification programs is electrical safety and grounding testing, often done by Underwriter Laboratories (“UL”).  This type of approval is necessary for selling and installing any electrical device within the United States.

B.   Hydrodynex’ Exclusive Technology License Agreement

We entered into a Marketing, Distribution and License Agreement with Hydrosystemtechnik GmbH September 3, 2007.  On August 30, 2008, we entered into an Amended Marketing, Distribution and License Agreement, or amended license agreement, with Hydrosystemtechnik, which has the same effective date as the original license agreement, September 3, 2007, and supersedes the original license agreement.  Under the amended license agreement, we were granted the right to sell water disinfection systems based on the AO-System® technology in all markets (except the dental market) in Canada, the United States, and Mexico on an exclusive basis for a period of three years after the effective date of the license agreement.  The license remains exclusive subject to Hydrodynex (a) leasing or purchasing an AO-System® prior to April 31, 2009, as extended by the licensor, and (b) obtaining, within 30 months of the effective date of our license agreement, September 3rd, 2007, so due February 3rd of 2010, verification and certification of the AO-System® technology by the U.S. EPA necessary for commercialization and selling water disinfection systems in whole or in part within the United States.  We plan to undertake to secure technology verification from NSF, an independent third party testing laboratory, accredited by the EPA, to legally sell AO-Systems® in the United States, but we have not initiated this process because we have yet to pay the remaining balance of €17,625 for the AO-System® test reactor unit that has been built for us by our licensor Hydrosystemtechnik.  Once we have completed our payment for the test reactor unit we will arrange delivery of the unit to NSF in Ann Arbor, Michigan for testing.  When we have sufficient funds to pay the remaining balance of the test unit, arrangements for payment and shipping to the U.S. of the test reactor unit will be made.  The time and process for testing the test reactor unit by NSF to meet EPA requirements is described above in Item 1.A.

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

We are also required, beginning year three after the effective date, or September 3, 2009, to meet certain minimum annual sales targets, based on net purchase value, for sales of AO-System® products in the North American territory, which increase from €30,000 in year three to €500,000 in year six and thereafter, in order to maintain the exclusivity of the license.  If we fail to meet the minimum annual sales targets at the end of any business year, the licensor, Hydrosystemtechnik GmbH, shall have the option to revert the license agreement to a non-exclusive marketing agreement.  We have paid a non-refundable license fee in the amount of €10,000, and we were previously obligated to make a second non-refundable license fee in the amount of €20,000 on June 1, 2008.  Under the terms of the amended license agreement, Hydrosystemtechnik agreed in writing to an extension of the due date for the second license payment from June 1, 2008 to January 31 2009, and the second license payment was paid in full by that deadline.  A third license fee in the amount of €20,000 will be due upon certification and approval of the AO-Systems® by the US Environmental Protection Agency for commercial sales in the United States.  We are also required to attain and maintain minimum annual sales volume of €500,000 in order to have the right to manufacture water disinfection systems based on the AO-System® technology and sell them in the licensed territory.  If after year five after the effective date we do not maintain minimum annual sales volume of €500,000 in any two consecutive years, the right to manufacture will expire automatically in the subsequent year.  We are obligated to pay a royalty on the products actually assembled or manufactured and sold to third parties in the amount of 10% of the net selling price on all AO-Systems®.  We are not obligated to pay a royalty on finished AO-Systems® purchased from Hydrosystemtechnik and resold.  We are also obligated to pay fifty percent of the direct costs related to preparing and prosecution of patents and patent applications in the U.S., Canada or Mexico,, including legal fees, filing fees maintenance fees and transaction costs, so long as the license agreement remains in effect.

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

We plan to market, sell, install, and maintain specialized AO-Systems® on a retail basis pursuant to the license.  Stationary-type systems will be sold and installed in facilities such as hospitals, hotels, water cooling towers, swimming pools, etc.  Transportable AO-

Systems® and packaging units will be marketed to the U.S. military and other associations involved in the use of portable water treatment systems for emergency and non-emergency markets.  Hydrodynex will purchase components on a wholesale basis from Hydrosystemtechnik to make, use, and sell specific water disinfection systems on a custom basis for it customers.  Hydrodynex has the option to engage in future manufacturing of the AO-Systems® when it is deemed necessary and financially justifiable.

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

The water treatment industry is a rapidly growing sector and a primary component of the world’s basic needs market.  World demand forecasts for water treatment products, chemical and non-chemical, is projected to increase 6.4% per year to nearly $40 billion in 2011, according to “World Water Treatment Products,” a new study from The Freedonia Group, Inc. (2008).  With over 20 large target industries benefiting from clean water, i.e.; food processing, water bottling, and swimming pools, and with an ever-present threat of water-borne diseases and other biohazard and inorganic aquatic health threats, along with mechanical corrosion issues, the clean water industry is paramount in importance to the U.S. and the rest of North America.  Competing technologies currently on the market or under development, but none of them utilize the patented technological properties of advanced Anodic Oxidation that our AO-System® employs.  Competing systems known as salt electrolysis machines use a more primitive form of anodic oxidation that requires salt to be added.  Anodic oxidation isa broad term, simply referring to oxidant creation by an anode with electricity.  As shown by the AO-System’s® two U.S. patents, #’s 5,439,576 and 5,395,492, our mode of anodic oxidation utilized novel technology, with specialized electrode composition and advanced processes.  Trends are being observed in news article releases that show that lawsuits filed against facilities such as hospitals, hotels, retirement homes, and cooling towers, because of their substandard water system cleanliness, are very prevalent and on the rise in the U.S.  Our AO-System® gives these places a strong tool to protect themselves from accusations of negligence in lawsuits.

We have seen several outbreaks of water-borne illnesses in recent years in municipal, residential and rural water systems, including outbreaks of Cryptosporidium, E. coli, Pseudomonas, Norovirus, Echovirus, methicillin-resistant Staphylococcus aureus, Giardia intestinalis, Shigella sonnei, etc.  An estimated 1400 people in the U.S. die each year from Pseudomonas in hospital water systems.  The Center on Disease Control and Prevention (CDC) has estimated that up to 18,000 people each year in the U.S. are infected with water-borne Legionella bacteria, 25% of those estimated from Healthcare environments.

Legionnaires’ disease, caused by Legionella bacteria, is particularly dangerous and has already caused significant lawsuits against hospitals, such as the Good Samaritan Hospital of Los Angeles in 2003, where the disinfection processes used by the facility were insufficient in preventing death to immuno-suppressed patients. The AO-System’s® technology has been shown to permanently eliminate micro-organisms in water systems through its short and long-term oxidative effects.  The AO-System® has been installed to provide a solution for several existing and previously infected water systems in closed circuits such as hot water systems in hospitals like the Vinzenz V. Paul Hospital in Rottweil Germany, the KKH Dorfen Hospital in Dorfen, Germany, and the KKH Prien Hospital in Prien, Germany.  However, there exists many other commercial applications in facilities such as cooling towers and food processing plants that could benefit from our system  providing protection as well as preventing expensive shut-down periods for cleaning.  Being a new technical solution with more than 160 systems installed in 15 countries, the AO-System® has a good reputation and successful track record, as concluded by our company from contacting current owners of the AO-System®, such as Vinzenz von Paul Hospital in Rottweil, Germany, and Hotel Novotel in Munich, Germany. We also reviewed positive facility water testing results from current clients such as Hotel Novatel in Munich, Germany, and the H.I.T. Haus industrial complex in Dachau, Germany.

STRATEGY

Our plan of operation for the next 12 months will be the execution of our strategic business plan.   Hydrodynex intends to operate in three phases as follows:

Phase 1: Finalization of the Strategic Marketing Plan, complete current audit of Hydrodynex, initial start-up capital realization through a second private stock offering, securing EPA and State certification, and hiring/training sales and technical personnel.

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

(b) enter and cover all market segments in the U.S., Canada, and Mexico.

(c) get the AO-System® required and mandated by local, state, and national insurance agencies and governments.

We have entered into a Memorandum of Understanding with Investmentberatung - Management - Financial Services (“IMF”), under which we will have access to the design parameter and manufacturing right which integrates a unique water packaging system with the AO-System®.  The packaging system utilized in the mobile unit uses a proprietary tri-layer foil in the packaging.  This material keeps the water quality unchanged over many years.

C.   Hydrodynex Products

 The AO-System® units that Hydrodynex plans to sell utilize a novel and patented advanced technology broadly known as Anodic Oxidation.  The AO-System® delivers this technology with 11 different reactor unit models to a wide range of water volume parameters and applicable markets such as potable water systems in buildings, municipal water treatment plants, and cooling tower disinfection.  The 11 different models have essentially only two variables in their parameters, a) ability to treat different water flow volumes, and b) ability to treat hot, cold, or both temperatures of water systems.  Improved electrode composition, design configurations, and process tuning, which are characteristics described in the associated patents make this generation of AO-System® more advanced than other AO technologies developed over the past several decades.  We feel that the due diligence information gathering we have performed on other current competing technologies shows that the AO-System® offers higher disinfection standards and we have found various shortcomings in competing technologies, as discussed below in Section E below.  When treating water for Legionella bacteria, conventional methods consisting of hyper-chlorination and super heat-flushing are generally known in the industry as temporary fixes.  The AO-System® provides a viable technical solution that can kill Legionella bacteria.

Initially, Hydrodynex will not produce any products or components; instead it will act as an exclusive master distributor of AO-Systems® in Canada, the United States, and Mexico.  When the volume of sales warrants the setup of an assembly and manufacturing facility in North America, we will enter Phase II of our business plan and take on the responsibility of assembling and manufacturing the units by Hydrodynex or outsource the manufacturing to a reliable subcontractor here in the U.S. or another foreign country.

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

Advanced Anodic Oxidation is an electrochemical in-situ sterilization process which produces deactivating (microbiocidal) oxidants directly from the water being treated. No chemical additives are necessary for the treatment. The water flows into the reactor from the bottom then up through the spaces between the electrodes, serving directly as an electrolyte. The deactivation (killing) of microorganisms such as bacteria, fungi, algae & viruses occurs predominantly through oxidation in the anode boundary layer (due to short life absorbed oxidants), ultimately being optimized for maximum effectiveness.  In operation with neutral pH, another dominant anode mechanisms can be verified, the creation of ozone, which is a strong oxidizing agent, and helps assist in bio-deactivation.  A secondary oxidative effect is the synthesis of hypochlorous acid, a weak acid, but very strong long-life oxidizer that travels out into the distal piping network and disinfects the water and pipes and helps break down biofilm and mineral scaling.

Other benefits of the AO-System® include lowered energy consumption by the facility by not having to raise its warm water network above 55 degrees Celsius.  Many places raise their water temperature up to 70 or even 80 degrees Celsius at night to combat problems they encounter, which results in the danger of scorching to consumers, highly increased pipe corrosion, and dramatically increased energy consumption.  The AO-System® also partially softens water by increasing the solubility of common precipitates and removing solutes within the reactor.  It also cleans existing pipe corrosion and breaks down scaling deposits.  The cost of replacing a piping system in a building is a very expensive, lengthy, and invasive process.

E.  Other Competing Technologies

Water treatment and purification systems with increasing complexity and effectiveness have been put into operation worldwide for a number of years.  However, conventional mechanical and chemical purification processes, including hyperchlorination, heat flushing, copper/silver ionization, chlorine dioxide dosing, and other means have proven to be insufficient in preventing the distribution of diseases through this essential nutritional element that water represents, that is why a continuing and substantial number of water borne outbreaks and disease from potable water sources occur.  Recognizing that special disinfection methods had to be developed to eliminate micro-organisms such as bacteria and viruses, heavy chlorination and other chemical treatments, and more recently UV and Ozone treatments, have been introduced. These processes, however, each include significant disadvantages to the AO-System®.  Some, such as hyperchlorination, chlorine dioxide dosing, and salt electrolysis release hazardous byproducts like chlorates and chlorites.  Some can only disinfect water that moves past a static disinfection zone in a pipe and has no residual or distal cleaning effect on bioslime within a system, such as in the case of UV light and Ozonation.   Copper/Silver ionization only has a weak disinfection effect on the water that does not have a satisfactory killing rate of robust bio-contaminants like protozoa and Legionella bacteria.  Below is a chart of comparative technological methods and the strengths and weaknesses of each.

*source- marketing materials of Hydrosystemtechnik GmbH

F.   Market Analysis and Competition

These facts lead to the belief that the Hydrodynex AO-System® process has the potential to replace most of the competing processes.  However, the replacement will be gradual due to the fragmentation of the industry.  Of over 40 companies currently competing in the water disinfection industry, we have found no evidence or data from our due diligence research that suggests that any one company has a U.S. market penetration of more than 10%,  In our correspondence with several industry experts, we found no particular company or technology is a current front-runner and large market share holder in the water disinfection industry.  Some of the top competing companies are:

1.  Miox- distributing a salt electrolysis system
2   Du Pont- distributing a Chlorine Dioxide dosing system
3.  ProMinent- distributing a Chlorine Dioxide dosing system

4.  Siemens- distributing a salt electrolysis system
5.  ProEconomy- distributing a Copper/Silver ionization system

We believe that the AO-System® has the potential to be the market leader based on the belief that the system has few negative attributes, has dependable technology, and requires little maintenance.  A mid-sized AO-System uses power for operation that is about equivalent to two microwave ovens.  There can be traces of disinfection byproducts when a large amount of organic material is suspended in the water being treated.  Because the created oxidants in the system clean lime scaling and existing corrosion, metal piping material can become thinner as the corroded layers are striped away by the oxidants.

Hydrodynex’ management believes that Hydrodynex’ main competitiveness is expected to be based on technological superiority and high disinfection efficacy, rather than price.  Hydrodynex will be competing against companies with products it believes are less efficient and that are less expensive than the AO-System®.  These companies are much larger than ours, have well established market reputations and have substantially more financial resources than our company.  The main currently used disinfection systems are based on heat and chlorination (most common), and more recently, Copper/Silver ionization, chlorine dioxide, sodium electrolysis, UV light, and Ozone systems.

In the last few years, several companies have introduced a Copper/Silver Ionization process which was installed for testing in at least 16 hospitals in 5 states.  This shows that there is indeed a viable market for more efficient disinfection systems.  It should be noted that while that system is simpler than conventional systems, it has numerous deficiencies when compared to the AO-System®, such as heavy maintenance and monitoring requirements, as well as inferior disinfection efficacy as revealed in discussions between our company representatives and a water system specialist at UCLA Medical Center, which currently uses Copper/Silver Ionization onsite.  Chlorine Dioxide is the other major competitor to our technology, but also has several deficiencies when compared with advanced Anodic Oxidation.  Examples would be such things as harmful carcinogenic byproducts, large amounts of dangerous chemical dosing and inefficient Legionella eradication.  Research papers like the following show these chlorine dioxide inadequacies; “Point-of-care controls for nosocomial legionellosis combined with chlorine dioxide potable water decontamination: a two-year survey at a Welsh teaching hospital.” Journal of Hospital Infection, 2005 61(2): p. 100-106,

Electrolytic chlorinators have been seen entering the market recently, but the statistical effects of it on Legionella and Protozoa have not shown perfect results.  We believe there are negatives attributes associated with this process after talking to experts, such as carcinogenic bromate byproducts and increased corrosion and damage to piping systems.  Very recently, two more competing companies have marketed “photo-oxidation” and “Reticulated Electro-Catalytic Oxidation Reduction”, but information on these systems is limited and the validity of these systems is yet to be seen.

In management’s opinion, at this point in time, there is no technology similar to advanced AO-Systems® available in the United States.  However, the market resistance against new products and new technical solutions has to be overcome in order for the company to become successful and there is no assurance that this will happen.  Potential customers may be unwilling to purchase from an under-funded development stage company such as ours that has no proven track record, and is understaffed,  But we  believe that the need for our system is great and we can offer certain advantages, as high-lighted in the above section D.

The competitive situation may adversely affect Hydrodynex’ sales or capacity to retain or increase clientele or business.  There are no assurances Hydrodynex will be able to successfully compete against these other competitors based on these factors.  In order to compete with these other companies, Hydrodynex plans to attempt competitive pricing, above average customer service, high quality products and provide independent research and testing that will provide conclusive evidence that the AO-System® is the leading and best technology available.  In addition to the technological advantages of the AO-System®, this system is very competitive when it comes to operation and maintenance costs and treatment cost per gallon of water.

We’ve estimated from speaking with competing technology companies that a 250,000 gallon/day Chlorine Dioxide system costs an average of $50,000, with a one year warranty, $400-$16,000 per month in chemicals, and $1,000 per month in maintenance.  The costs for a Copper-Silver ionization machine ranges from $60,000 to $86,000, with expensive electrode replacement costs, short 1-3 year warranties, heavy maintenance, and around $15,000 per year in testing fees.  Our warranties would be over the five year mark and much more attractive to consumers.  The initial purchase price of our system could be higher than most competing systems, however our system will potentially be leased for this water volume for around $3,000 per month, and that is maintenance inclusive and will be very cost competitive when chemical cost, part replacement, unit life, and maintenance difficulty are factored in.  Our system does not use dosing chemicals and will not require frequent part replacement.

G.   Marketing and Sales

Once certification has been granted by the EPA, we intend to focus our sales and marketing program directly toward certain targets of opportunity.  The most important targets are those where water safety is paramount; in facilities and industries where unhealthy people are exposed to additional disease and lives are being lost, where expensive and reputation tarnishing lawsuits are in abundance, and where other competing products are failing to properly address these issues.  Four primary markets have been researched and evaluated by our management.  These four areas are hospitals, hotels, military applications and applications for mobile disaster relief.  Secondary marketing targets are water cooling towers, food processing facilities, retirement homes, spas, schools, industrial plants, public fountains, pools, water slide parks, cruise ships, etc.

The organism that is causing the greatest problems is the Legionella bacteria, the most dangerous and most prevalent water bio-contaminant in the market.  Hydrodynex has learned about dozens of outbreaks in the U.S. and subsequent litigation resulting from those outbreaks.  It is estimated by Legionella expert Janet Stout in several periodical publications that over 50% of building water systems are inhabited by this often fatal bacteria which kills around 35% of the people that are infected.  It is estimated by the U.S. Department of Labor Occupational Safety & Health Administration that in the United States there are between 10,000 and 50,000 cases of Legionnaires' disease each year, about 5,000 of them in hospitals.  Because of these staggering numbers, Legionella is the number one focus of Hydrodynex at this time.  The primary reason that hospitals have such a high degree of mortality is because many of the individuals in the hospitals have their immune systems compromised due to medication, surgery, chemotherapy, etc.  This phenomenon is also seen in retirement homes.  Below is a chart from a Legionella study that quantifies Legionella presence in a variety of topographical areas.

We will attend trade shows and undertake a direct marketing program to key hospitals in the southwestern section of the U.S. Marketing efforts will initially be concentrated in the states of Nevada, Arizona, and California.  Prospective customers and marketing targets include Good Samaritan hospital in Los Angeles, which recently weathered a Legionnaires’ disease lawsuit involving two deaths.  The company is developing a comprehensive marketing brochure to define the differences between the AO-Systems® and other competing water treatment systems now available on the market.  We have already created a website to begin educating the market about the AO-System®- www.HydroDynex.com.

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

I.   Employees

Our President and Chief Executive Officer of Hydrodynex, Ronald Kunisaki sold his manufacturing company, Innovative Hockey, Inc.,  two years ago and completed his two-year work contract with the company on December 31, 2008.  Mr. Kunisaki currently does not have other outside employment and dedicates approximately 15 hours per week to our company with no monetary compensation and no employment or other compensation arrangement with our company.  Our Chief Financial Officer, and Treasurer, Richard Kunisaki, is currently a full-time CPA and dedicates approximately five hours per week to our company, also without compensation and without any employment or other arrangement with our company.  Our Chief Operations Officer and Vice President, Jerod Edington, performs employee like services for our company on a part time basis.  Mr. Edington is a part-time business consultant and works approximately 25 hours per week for the benefit of

Hydrodynex and is paid $2,500 per month.  Derek Grant works full time for Qumu, Inc. and dedicates approximately five hours per week to Hydrodynex with no monetary compensation.  Peter Schmid is a part-time investment manager and dedicates approximately five hours per week to Hydrodynex with no monetary compensation.  Mr. Edington and Mr. Schmid were both issued five year stock options in August of 2008. All individuals besides Ronald Kunisaki have other employment and responsibilities outside of Hydrodynex.

J.  Governmental Regulation

No AO system has yet been sold or is installed in the U.S., Canada or Mexico, and no system can be sold in the U.S. without approval of the U.S. Environmental Protection Agency (EPA), based on testing that is done by NSF International.  The U.S. EPA and NSF International have partnered to form an Environmental Technology Verification (ETV) Protocol that most states require.  In developing a testing strategy and timeline with NSF International (NSF), the co-developer with the EPA of the required Environmental Technology Verification (ETV) Protocol needed for sales approval, we have estimated that a month would be required to develop the protocol, that about six months would be needed for the ETV testing, and an additional two months would be needed for the report formulation.

For water disinfection units that pertain to drinking water systems, a Standard 61 leeching test is required throughout the U.S. to determine if chemicals or compounds from the unit’s structure are leeched into the water.  A much simpler Standard 61 testing protocol for leeched contaminants from the unit can be concurrently done by NSF and is estimated to span two months.  Standard 61 is not overseen directly by the EPA, but is required by individual states to allow products to be sold within their state.  Any water treatment device that has “wetted parts”, or parts that come in direct contact with drinking water, must have those parts tested for acceptable levels of leeched contaminants into the drinking water.  Specific parts are exposed to different water temperatures and pH level variables for certain lengths of time to determine if any unacceptable levels of contaminants enter the water.  Once Standard 61 testing is concluded, the tested unit category will earn the NSF 61 mark.  Different volume flows can be bracketed so every specific size of disinfection unit does not have to be tested.  All of our current models of AO system units will be encompassed in two bracketed categories, so only two particular models will need to be tested.

If we decide to enter the pool and bathing water system market, a Standard 50 testing must be undertaken.to determine if adequate microbial eradication takes place.  Each individual state governs its own regulations as related to water disinfection products and the ETV Protocol.  California, for example, requires pre-approval of the testing protocol be used for the ETV laboratory testing of microbial eradication so that it meets their standards, and California also requires certain Standards to be met depending upon the use of the water disinfection unit, such as the aforementioned Standards 51 and 60.  Other certain non-governmental agencies might also be required to inspect the units for adequacy on such things as seismic activity durability.

Another regulation that is required by state certification programs is electrical safety and grounding testing, often done by Underwriter Laboratories (“UL”).  This type of approval is necessary for selling and installing any electrical device within the United States.  Due to electrical components, motors, and wires, the AO-System® must undergo a thorough investigation by an accredited product safety laboratory such as UL for testing of equipment risk and certification.  This process is estimated to take two months and could cost $25,000 or more..

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

We must pay license fees, royalties, and purchase products using a different currency.

 Fees and royalties to our licensor, as well as minimum annual sales targets and purchases from Licensor are all in Euros.  We also purchase wholesale goods from our foreign licensor in Euros.  Further weakening of the dollar could significantly increase our cost of goods, our fees payable under the license agreement, as well as the minimum annual sales targets we are required to meet.

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

From our inception on May 12, 2006 to the accounting period ended on June 30, 2008, Hydrodynex has not generated any revenue.  Rather, Hydrodynex operates under a net loss, and has an accumulated deficit of $76,373 as of the period ended June 30, 2008.  Hydrodynex does not currently have any revenue producing operations. Hydrodynex is not currently operating profitably, and it should be anticipated that it will operate at a loss at least until such time when the production stage is achieved, if production is, in fact, ever achieved.

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

We have no operating history and have not proved we can operate successfully.  We face all of the risks inherent in a new business.  If we fail, your investment in our common stock will become worthless.  From inception of May 12, 2006 to the audited period ended on December 31, 2007 and the audited period through June 30, 2008, we incurred a net loss of $(17,588) and $(74,540) respectively and did not earn any revenue. Hydrodynex does not currently have any revenue producing operations.

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

RISKS RELATED TO OUR STOCK

There is not now, and there may not ever be, an active market for our common stock.

There currently is no market for our common stock.  Further, although the common stock of Hydrodynex is quoted on the OTC Bulletin Board, trading of its common stock may be extremely sporadic.  For example, several days may pass before any shares are traded.  There can be no assurance that although listed on an exchange,  a more active market for such common stock would develop.  Accordingly, investors must therefore bear the economic risk of an investment in our shares for an indefinite period of time.

If you purchase shares of our common stock you will experience immediate and substantial dilution.

If you purchase shares, you will incur immediate and substantial dilution in pro forma net tangible book value.  If Hydrodynex sells additional shares of common stock or issues warrants in the future and these holders of outstanding options and warrants exercise those options and warrants, you will incur further dilution.  In the event we obtain any additional funding, such financings are likely to have a dilutive effect on the holders of our securities. In addition, we have adopted an employee stock option plan under which officers, directors, consultants and employees will be eligible to receive stock options exercisable for our securities at exercise prices that may be lower than the Offering Price.  Such stock option grants, if any, may dilute the value of the securities.

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

As of June 30, 2008, there were no outstanding stock options or warrants.  In August 2008, the Board of Director’s approved and granted the issuance of 85,000 non-statutory stock options granted from the Company’s 2006 Non-Qualified Stock Option Plan.  These options expire on July 31, 2013 and vested entirely upon issue date.  The options are exercisable at the price of $ 0.25/share.  The purpose of granting the stock options was to encourage and enable officers, directors, consultants, advisors, other key employees and related parties of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock.  Subsequently, 15,000 stock options were returned for no considerations from former officer, Blaine Davidson.

We have never paid cash dividends on our common stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Recent Sales of Unregistered Securities; Use of Proceeds From Unregistered Securities

On May 19, 2006, 500,000 shares of common stock were issued to Jerod Edington, our President and CEO, for $0.01 per share.  Mr. Edington originally purchased the shares for $2,000 cash and a promissory note for $3,000, which was subsequently paid off in several payments by February 5, 2007.  This transaction was exempt from registration under the Securities Act pursuant to Section 4(2).

In a private placement offering between September 15, 2007 and September 30, 2007, we issued an aggregate of 1,000,000 shares of common stock, par value $.001, to a total of 29 non-accredited investors and 11 accredited investors at an offering price of $0.10 per share for gross offering proceeds of $100,000.  We issued the shares to the purchasers relying on an exemption from registration under Regulation D, Rule 504 and/or Section 4(2) or 4(6) of the Securities Act of 1933.  No discounts were given and no commissions were paid as no underwriters were involved in the private placement offering.  The proceeds of the offering have been allocated to paying license fees, patent fees, seeking regulatory approval of our technology, administrative costs, consulting fees, legal fees, accounting fees, travel fees, and costs related to office expenses.

In August 2008, we raised $12,000 and issued a convertible promissory note in that amount and 12,000 three year warrants exercisable at $1 per share to three investors as part of a $50,000 bridge loan financing.  The convertible promissory note earns interest at a rate of 8% per annum and matures one year from the issue date.  It converts automatically into common shares at $0.50 per share upon the closing of an equity financing of at least $400,000 (including funds received under the bridge loan) prior to the maturity date.  If such a financing does not close prior to the maturity date of the convertible promissory note, the holders may convert their notes into common stock at $0.25 per share on the maturity date.  We closed the bridge loan financing in the fourth quarter of 2008.  This transaction was exempt from registration under the Securities Act pursuant to Section 4(2).

On November 25, 2008, Hydrodynex, Inc. (the “Company”) entered into definitive agreements relating to the private placement of $7,500 of its securities through the sale of 15,000 shares of its common stock at $0.50 per share, which included 15,000 three-year stock purchase warrants exercisable at $1.00 to a single, non-accredited investor.  The purchase price of the shares was set by the board of directors.  The purchase price of the shares is higher than that obtained by the Company in its most recent private placements.  The Purchaser in the private placement was Ryan Edington.  Ryan Edington is the brother of Jerod Edington, the Vice President and COO of the Company.  Upon the closing of the private placement, there will be no fees, commissions or professional fees for services rendered.  The placement was undertaken by the officers of the Company.  The private placement of these securities was exempt from registration under the Securities Exchange Act of 1933, as amended (the “Act”), pursuant to Section 4(2) thereof, and Rule 504 promulgated by the SEC under the Act.

On January 23, 2009, Hydrodynex, Inc. entered into definitive agreements relating to the private placement of $50,000 of its securities through the sale of 250,000 shares of its common stock at $0.20 per share to a single, accredited investor. The purchaser in the private placement was Ronald Kunisaki.   In conjunction with the private placement, there were no fees, commissions or professional fees for services payable.  The placement was undertaken by the officers of Hydrodynex.  The private placement of these securities was exempt from registration under the Securities Exchange Act of 1933, as amended (the “Act”), pursuant to Section 4(2) thereof, and Rule 506 promulgated by the SEC under the Act.

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

Our plan of operation for the next 12 months will be the execution of our strategic business plan.   Hydrodynex intends to operate in three phases as follows:

Phase 1: Finalization of the Strategic Marketing Plan, complete the current audit of Hydrodynex, initial start-up capital realization through a second private stock offering, undertaking independent testing, securing EPA and State certification, and hiring/training sales and technical personnel.

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

B.  Results of Operations

Since Hydrodynex was formed on May 12, 2006, it has not earned any revenues and has incurred a net loss since its inception of $74,540 through June 30, 2008.

For the twelve months ended June 30, 2008, our total expenses were $74,540 as compared to $1,296 for the twelve month period ending June 30, 2007.  The increase in expenses was due to several factors such as:

1.  A monthly consulting fee contracted to our COO, Jerod Edington (former CEO), in the amount of $2500 per month, which was not implemented until October of 2007.  $0 was attributed to consulting fees in the expenses for the year ended June 30, 2007, and this increased to $23,500 for the year ended 2008.

2.  Our corporate website was developed at a cost of $5,000 in November 2007.  This amount increased the total general and administrative expenses, adding to the total expenses a cost that was not seen for the year ended June 30, 2007, when the general and administrative expenses was only $1,241.

3.  An increase in travel expenses due to a training trip for our CEO with the licensor and product manufacturer in Germany, and an informational meeting in Ann Arbor, Michigan, with NSF International for technology verification planning.  Travel and entertainment for the year ended June 30, 2007, was $0, while for the year ended June 30, 2008, it increased to $10,513.

4.  Our company retained a company accountant in January 2008, a corporate attorney to oversee contracts and our public reporting obligations in January 2008, and an independent auditor in February 2008.  The legal and accounting expenses for the year ended June 30, 2007, was $0, while the increased legal and accounting expenses for the year ended June 30, 2008, came to $27,012.

5.  Payment of a license fee due to our manufacturer and licensor in the amount of $14,892, per the Exclusive License Agreement terms.  This increased the pre-paid royalties from $0 for the year ended June 30, 2007, to $21,889 for the year ended June 30, 2008.  The additional increase in this area was from two pre-paid royalties for patent expenses totaling $6,997.

We do not presently expect the expenses listed above to increase in future periods.

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

Net cash used in operating activities during the fiscal year ended June 30, 2008 was $98,210 resulting in a net loss of $74,540.

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

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

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

Going Concern

As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $ 74,540 for the period ended June 30, 2008 and has an accumulated deficit of $76,373.  These factors indicate that the Company may be unable to continue in existence.  The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 5 – EXCLUSIVE TECHNOLOGY LICENSES

On September 3, 2007, the Company acquired an exclusive technology license for North America to market the AO-System® water treatment system (AO – Anodic Oxidation) from Hydrosystemtechnik, GmbH, based in Germany.   The Company has agreed to pay a licensing fee in the amount 50,000 Euros and has already paid one installment of three in the amount of 10,000 Euros.  A second installment in the amount of 20,000 Euros is due on November 30th.  These license fee payments may be applied as pre-paid royalties with Hydrosystemtechnik in the event the Company decides to exercise its right to manufacture AO-Systems®.  The Company does have the opportunity under the license to manufacture and assemble the AO-System® in the United States for resell, after purchasing specified parts from Hydrosystemtechnik as outlined in the license agreement..  In the event the Company decides to enter into manufacturing of AO-Systems®, the Company is to pay royalties to Hydrosystemtechnik in the amount of 10% of the gross sale on each AO-System® that the Company manufactures and sells, and will be paid out of pre-paid royalties first when the Company begins to sell the units within the United States.  In the event the Company decides not to manufacture, the license fees will no longer be considered pre-paid royalties.

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

Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of June 30, 2008.  For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

Item 9B   Other Information

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

A. Directors, Executive Officers, Promoters and Control Persons

The current executive officers, directors and significant employees of Hydrodynex are as follows:

Name	Age	Position

Ronald Kunisaki	51	Current President, Chief Executive Officer, & Director since February 6, 2009.

Richard Kunisaki	50	Current Chief Financial Officer, Treasurer, & Director since February 6, 2009.

Jerod C. Edington	31

Current Vice President, Chief Operating Officer & Director since February 6, 2009.

President, Chief Executive Officer, & Director from January 10, 2008, through February 6, 2009.

President & Director from August 18, 2007, through January 10, 2008.

Vice President, Secretary, & Director from May 19, 2006, through August 18, 2007.

Derek Grant	30	Current Secretary, & Director since February 6, 2008 Secretary, Chief Financial Officer, Treasurer, & Director from November 24, 2008, through February 6, 2008.

Peter Schmid	53	Current Director Since August 18, 2007. Vice President & Director from August 18, 2007, through February 6, 2009.

Each director is elected to hold office for a one year term or until the next annual meeting of stockholders and until his successor is elected and qualified. The officers of Hydrodynex serve at the pleasure of Hydrodynex’ Board of Directors.

The following sets forth certain biographical information with respect to the directors and executive officers of Hydrodynex.

Ronald Kunisaki- Director, Chief Executive Officer, and President.  Mr. Kunisaki earned a B.A. in Economics from UCLA in 1979 and a Juris Doctor from George Washington University Law School in 1983.  He is currently an “inactive” member of the California Bar Association.  He was President and Founder of Kiyo International, an international consulting group specializing in licensing technologies between U.S. and Japanese companies, for nine years.  He then worked for three years as Vice President and Co-Founder of Innovative Sports Technologies, a specialty designer and marketer of graphite golf shafts.  For the nine years following that, Mr. Kunisaki was the President and Founder of Innovative Hockey, Inc., a designer, manufacturer and marketer of  graphite hockey sticks. With a manufacturing plant in Tijuana, Mexico (over 300 employees at its peak), and revenues in excess of $10 million.  For the last 3 years, he has acted as the President of Warrior Sports Manufacturing.

Richard Kunisaki- Director, Chief Financial Officer, and Treasurer.  Mr. Kunisaki earned a B.S. in Accounting Theory and Practice at California State University of Northridge. He received his certificate as a Certified Public Accountant from the State of California in 1994.  Mr. Kunisaki has over 22 years of professional accounting and financial management experience as a Certified Public Accountant and as a Controller with a Innovative Hockey, Inc., and Warrior Sports Manufacturing.  Mr. Kunisaki is a member of the California Society of Certified Public Accountants.

Jerod Edington- Founder, Vice President, Chief Operating Officer, and Director.  Mr. Edington attended the University of Washington in Seattle, Washington.  He earned a B.S. in Zoology in 2000.  He did radiation cancer and tumor research at the University of

Washington Medical center’s Radiation Oncology Dept. for two years, receiving the coveted Mary Gate’s Endowment award for undergraduate research and co-authored a front-cover research report for “Biotechniques” magazine.  He has also been working in the TV/Film Production business for the past 5 years as President of Naked Lumberjack Productions where he oversaw production of commercials, feature films, music videos, etc.  He is also a professional actor in the Screen Actors Guild and American Federation of TV and Radio Artists Unions.

Peter Schmid-  Director.  Mr. Schmid was trained as a foreign sales businessman and received a marketing diploma from the Volkshochshule in Munich, Germany, in 1975.  In 1993 he founded Investment Management Financial Services, located in Aying, Germany, and acts as President and an investment manager for the company through present day.

Derek Grant-  Secretary and Director.  Mr. Grant earned a B.S. in Business Marketing at San Jose State University.  He worked in the Financial Consulting business at Salomon Smith Barney before settling at Silicon Valley based startup, Qumu, Inc., formerly Media Publisher.  He was one of the founding members at the firm and was instrumental in Qumu's substantial growth over the past five years where the company was recently recognized by Inc.com and Deloitte Consulting as one of the fastest growing company in America.  Mr. Grant currently runs Sales Operations for the Western US & Canada.

B. Section 16(a) Beneficial Ownership Reporting Compliance.

 Hydrodynex was not subject to Section 16(a) during its fiscal year ended June 30, 2008 as it did not have a class of equity securities registered pursuant to section 12 of the Exchange Act.

Code of Ethics

As of June 30, 2008, we had not adopted a code of ethics that applies to our President and CEO (principal executive officer), or our Chief Financial Officer (principal accounting officer). As we plan in the future to become a publicly traded company under SEC rules, we have subsequently dealt with this issue and adopted a Code of Business Conduct and Ethics for Directors, Officers and Employees and a Code of Ethics for the Chief Executive Officer and Senior Financial Officers on August 15, 2008.  Both are exhibits to this Report on Form 10-K.  We will provide to any person, without charge, upon request, a copy of our Code of Business Conduct and Ethics for Directors, Officers and Employees and a Code of Ethics for the Chief Executive Officer and Senior Financial Officers.  Any person may make such a request by mailing such a request addressed to our Chief Operations Officer and Vice President, Jerod Edington, at the address of our executive offices at 230 Bethany Rd. #128, Burbank, California 91504 or by faxing such a request to (702) -685-8887.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 20, 2009 certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  The percentage of shares beneficially owned is based on 1,765,000 shares of common stock outstanding as of April 20, 2009.  Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of April 20, 2009, are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.  Except as otherwise listed below, the address of each person is 230 Bethany Rd., Ste. 128, Burbank, CA 91504.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Jerod Edington, Vice Pres., COO, Dir. (1)	525,000 shares	29.1%
Ronald Kunisaki, Pres., CEO, Dir. (2)	250,000 shares	14.2%
Peter Schmid, Dir. (3)	140,000 shares	7.9%
Derek Grant, Sec, Dir. (4)	5,000 shares	0.28%
Steven Espey 358 E. 69th St., New York, NY 10021	100,000 shares	5.66%
Thomas Keller 4533 Lower Thomas Ranch Rd., Miranda, CA 95553	100,000 shares	5.66%
Karsten Behrens Rue de L’Union 16, 1800 Vevey, Switzerland	100,000 shares	5.66%

Triax Capital Management 1314 S Grand Ste. 2-176 Spokane, WA 99202	100,000 shares	5.66%
Executive officers and directors as a group 3 persons (5)	920,000 shares	51.0%

(1)

Jerod Edington, Vice President, COO, and director.  The holdings of Jerod Edington include 500,000 shares of common stock and options to purchase 25,000 shares at $0.25 per share that are exercisable currently or within 60 days of April 20, 2009.

(2)	Ronald Kunisaki, President, CEO, and director. The holdings of Ronald Kunisaki include 250,000 shares of common stock.
(3)

Peter Schmid, director. The holdings of Mr. Schmid include 125,000 shares of common stock and options common stock and options to purchase 15,000 shares at $0.25 per share that are exercisable currently or within 60 days of April 20, 2009.

(4)	Derek Grant, Secretary and director. The holdings of Mr. Grant include 5,000 shares of common stock.
(5)

The holdings of the executive officers and directors as a group include an aggregate of 880,000 shares of common stock, and 40,000 option shares exercisable currently or within 60 days of April 20, 2009.

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

Audit-Related Fees -  None.

Tax Fees – None

All Other Fees - None

PART IV

Item 15.   Exhibits

(a) 1 & 2.

Financial Statements See Item 8 in Part II of this report.

All other financial statement schedules are omitted because the information required to be set forth therein is not applicable or because that information is in the financial statements or notes thereto.

(a) 3.

Exhibits specified by item 601 of Regulation S-B.

HYDRODYNEX, INC.

INDEX TO EXHIBITS

Exhibits	Description of Document

3.1	Articles of Incorporation of Registrant(1)

3.2	Bylaws of Registrant(1)

4.1	Form of 2008 Promissory Notes and Warrant Purchase Agreement (2)

4.2	Form of 2008 Common Stock Warrant Purchase Agreement (2)

10.1	Exclusive North American license between Hydrodynex, Inc. and Hydrosystemtechnik, GmbH (1)

10.2	2006 Non-Qualified Stock Option and Stock Appreciation Rights Plan Dated May 19, 2006 (1)

10.3	Corporate Governance Guidelines (4)

10.4	Corporate Governance and Director’s Nominating Committee Charter (4)

10.5	Compensation Committee Charter (4)

10.6	Audit Committee Charter (4)

10.7	Promissory Note between Jerod Edington and HydroDynex dated June 12, 2008 (4)(3)

14.1	Code of Business Conduct and Ethics (2)

14.2	Code of Ethics for the CEO and Senior Financial Officers (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (2)

32.1	Section 1350 Certifications (2)

(1)

Filed with the Securities and Exchange Commission on June 30, 2008 as an exhibit, numbered as indicated above, to the Registrant’s registration statement on Form S-1 (file no. 333-152052), which exhibit is incorporated herein by reference.

(2)	Filed herewith.
(3)	Promissory note was paid in full on July 24, 2008
(4)	Filed as an exhibit, numbered as indicated above, to the Form 10-K Annual Report (file no. 333-152052) filed on September 30, 2008, which exhibit is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Burbank, CA on this 20th day of  April, 2009.

HYDRODYNEX, INC.

By:	/s/ Ronald Kunisaki
Ronald Kunisaki President & Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 20th day of April, 2009.

Signature	Title

/s/ Ronald Kunisaki	Director, President & Chief Executive Officer
Ronald Kunisaki	(Principal Executive Officer)

/s/ Richard Kunisaki	Director, Treasurer, & Chief Financial Officer
Richard Kunisaki	(Principal Financial and Accounting Officer)

/s/ Jerod C. Edington	Director, Vice President, & Chief Operating Officer
Jerod C. Edington

/s/ Derek Grant	Director & Secretary
Derek Grant

/s/ Peter Schmid	Director
Peter Schmid