Form 10-Q/A
period 2008-09-30
Hydrodynex, Inc.
filed 2009-04-22
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QA-2

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

[ ]	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

000-53506

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

Under the terms of our license agreement with our licensor Hydrosystemtechnik we are required to gain approval from the Environmental Protection Agency by March 3, 2010, thirty months after the effective date of our license agreement.  The verification and certification process leading to such approval involves extensive testing and is an expensive process.  We will have to raise additional capital to pay for the independent verification and certification process leading to approval.  We have made contact with staff at NSF, received price quotes, and met with NSF representatives in person.  We have yet to pay for the remaining balance of €17,625 for the test unit that has been built for us by the Licensor and arrange delivery of the unit to NSF International in Ann Arbor, Michigan.  When the company has ample funds to send payment on the remaining balance of the unit, arrangements for payment and shipping to the U.S. will be made so that we can begin the testing process with NSF.  If we fail to meet the deadline for approval from the EPA for the AO System water disinfection technology, we will not be able to commercially sell it in the United States, our license will become non-exclusive and our licensor could terminate the amended license agreement.

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

We are currently financing our operations from the proceeds from sales of common stock offered pursuant to a private placement, which was closed on September 30, 2007, and through bridge loans.  In a private placement offering that closed on September 30, 2007, we raised a total of $ 100,000 from sale of common stock at $ 0.10 per share pursuant to Rule 504 of Regulation D of the Securities Act of 1933 from 40 investors.  As of September 30, 2008, we had cash in the amount of $ 52.  We will need to raise additional capital or generate revenue by November 2008 or curtail our operations.  In July and August 2008, we raised $ 12,000 and issued a convertible promissory note in that amount and 12,000 three year warrants exercisable at $ 1.00 per share to three investors as part of a $ 50,000 bridge loan.  We intend to complete the $ 50,000 bridge loan and sell additional shares of common stock or units consisting of common stock and stock purchase warrants in a private placement offering to secure additional capital to fund Phase I of our strategic plan.  The amount we would like to raise is $ 750,000.

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

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)  Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Registrant(1)

3.2	Bylaws of Registrant(1)

4.1	Form of 2008 Promissory Notes and Warrant Purchase Agreement (2)

4.2	Form of 2008 Common Stock Warrant Purchase Agreement (2)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(1)

Filed with the Securities and Exchange Commission on June 30, 2008 as an exhibit, numbered as indicated above, to the Registrant’s registration statement on Form S-1 (file no. 333-152052), which exhibit is incorporated herein by reference.

(2)

Filed with the Securities and Exchange Commission on April 21, 2009, as an exhibit, numbered as indicated above, to the Registrant’s Annual report on Form 10-K/A2 (file no. 000-53506), which exhibit is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hydrodynex, Inc.

April 20, 2009	By:	/s/ Ronald Kunisaki
Ronald Kunisaki President and Chief Executive Officer (Principal Executive Officer)

April 20, 2009	By:	/s/ Richard Kunisaki
Richard Kunisaki Chief Financial Officer (Principal Financial and Accounting Officer)