Form 10-Q/A
period 2008-12-31
Hydrodynex, Inc.
filed 2009-04-22
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-2

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

The foregoing unaudited interim financial statements of Hydrodynex, Inc. (hereinafter “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2008, which was filed with the SEC on September 30, 2008.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

As of December 31, 2008, we had cash in the amount of $413.  Subsequently, in January 2009, we raised $50,000 by securities sold in a private transaction.  Shares in this transaction were sold at $ 0.20 for a total of 250,000 shares issued.  We will need to raise additional capital or generate revenue by April 2009 or curtail our operations.  We intend to sell additional shares of common stock or units consisting of common stock and stock purchase warrants in a private placement offering to secure additional capital to fund Phase I of our strategic plan.  The amount we would like to raise is $750,000.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our former Chief Executive Officer and former Chief Financial Officer, who served in those capacities until February 6, 2009, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2008.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation our former principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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