Form 10-Q
period 2009-03-31
Hydrodynex, Inc.
filed 2009-05-15
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009.

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

On May 14, 2009, 1,765,000 shares of the registrant's common stock, par value $.001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheets

	March 31,	June 30,
	2009	2008
	(unaudited)
Assets
Current Assets
Cash	$941	$518
Pre-paid Expenses	-	750
Trade Deposits	26,991	26,991

Total Current Assets	27,931	28,259

Property and Equipment
Equipment	1,288	1,288
Less: Accumulated Depreciation	(243)	(49)
Total Equipment (Net)	1,045	1,239
Other Assets
Pre-paid Royalty	48,374	21,889
Total Other Assets	48,374	21,889

Total Assets	$77,351	$51,386

Liabilities and Stockholders Equity
Current Liabilities:
Accounts Payable	$21,036	$16,468
Accrued Expenses	4,500	42
Accrued Expenses - Related Party	22,600	-
Interest Payable	630	-
Notes Payable-Related party	-	2,000
Convertible Debt	12,000	-
Less: Financing Cost	(972)	-
Total Current Liabilities	59,794	18,509

Stockholders Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized: no shares issued or outstanding	-	-
Common stock, $.001 par value, 75,000,000 shares authorized, 1,765,000 and 1,515,000 issued and outstanding, respectively	1,765	1,500
Additional Paid-In Capital	167,625	107,750
Deficit accumulated during development stage	(151,833)	(76,373)

Total Stockholder's Equity	17,557	32,877

Total Liabilities and Stockholder's Equity	$77,351	$51,386

The accompanying condensed notes are an integral part of these interim financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Period from May 12, 2006 (Date of Inception) to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-	$-	$-

Expenses

Consulting fees	7,500	7,500	22,500	15,000	46,000
Depreciation	65	-	194	-	243
Board of directors fees	-	-	-	-	2,750
General and administrative	329	5,362	4,160	11,049	11,144
Legal and accounting	12,647	10,469	46,233	10,469	73,244
Travel	43	7,770	77	10,338	10,590
Advertising and promotion	-	-	-	-	5,429
Interest expense	900	-	2,298	-	2,433

Total Expenses	$21,483	$31,101	$75,460	$46,856	$151,833

Net Income(Loss) From Operations	$(21,483)	$(31,101)	$(75,460)	$(46,856)	$(151,833)

Basic and fully diluted loss per share	$(0.01)	$(0.02)	$(0.05)	$(0.04)	$(0.15)

Basic and fully diluted weighted average shares outstanding	1,699,066	1,500,000	1,506,873	1,158,613	1,034,218

The accompanying condensed notes are an integral part of these interim financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Nine Months Ended	Nine Months Ended	Period from May 12, 2006 (Date of Inception) to
	March 31,	March 31,	March 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(75,460)	$(46,856)	$(151,833)

Stock options issued for director fees	-	-	-
Depreciation and amortization expense	194	-	243
Amortization of debt discount	1,668	-	(972)
Stock options issued for services	-	-	-
Decrease (Increase) Trade Deposits	-	(26,991)	(26,991)
Decrease (Increase) Prepaid Expenses	(25,736)	(14,892)	(48,374)
Increase (Decrease) Accounts Payable and Accrued Liabilities	9,657	1,886	26,166
Increase (Decrease) Due to related Party	22,600	(3,846)	22,600

Net Cash (Used) Provided by Operating Activities	(67,078)	(90,698)	(179,161)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property, plant and equipment	-	-	(1,288)

Net Cash (Used) Provided by Investing Activities	-	-	(1,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	57,500	100,000	169,390
Proceeds from convertible debt	12,000	-	12,000
Proceed from related party loan	-	-	2,000
Payment of related party loan	(2,000)		(2,000)
Net Cash Provided by (Used in) used in Financing Activities	67,500	100,000	181,390

Net change in cash	422	9,302	941

Cash, Beginning of Period	518	16	-

Cash, End of Period	$941	$9,318	$941

Supplement Cash Flow Information
Interest Expense	$2,298	$-	$2,433

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Warrants issued for financing cost	$2,640	-	$2,640

The accompanying condensed notes are an integral part of these interim financial statements.

HYDRODYNEX, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2009

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

Operating results for the nine month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

The Company is in the development stage.

The Company’s fiscal year end is June 30.

Going Concern

As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $75,460 for the period ended March 31, 2009 and has an accumulated deficit of $151,833.

These factors indicate that the Company may be unable to continue in existence.  The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company’s management believes that the company will have sufficient resources to execute the current plan of operations, and meet the budget.  Although the company currently only has $941 in cash, a second private stock offering is planned to be implemented to raise sufficient operating capital to continue operations.

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

Fair Value Measurements

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about fair value of Financial Instruments”, include cash, trade accounts receivable, accounts payable and related party payables.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2009 and 2008.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended March 31, 2009.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The company records all purchases of property and equipment at cost.  Assets will be depreciated using the straight-line method over the expected useful life of the asset, which as of March 31, 2009, is five years for office equipment.

The following is a summary of equipment and accumulated depreciation at March 31, 2009 and June 30, 2008:

	March 31, 2009	June 30, 2008
Office Equipment	$ 1,288	$ 1,288
Less: accumulated depreciation	(243)	(49)
Property, Plant & Equipment, net	$ 1,045	$ 1,239

Depreciation expense was $243 for the nine months ended March 31, 2009 and $ 49 for the year ended June 30, 2008.

The Company evaluates long-lived assets for impairment annually, or more frequently when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted cash flows estimated to be generated by these assets as compared to the carrying amounts.  Management believes that there have been no circumstances that would warrant recognition of impairment losses due to the impairment of long-lived assets as of March 31, 2009.

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

During the quarter ended December 31, 2008, the president of the Company loaned the Company $1,750 without interest, to be repaid on or before January 31, 2009.  He also loaned the Company $10,225 without interest, to be repaid on or before March 31, 2009.  Both of these notes were fully satisfied as of March 31, 2009.

The Vice-president and Chief Operating Officer of the Company is owed consulting fees of $22,600 as of March 31, 2009.

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

The Company has issued 12,000 stock purchase warrants attached to the convertible debt in which the debt holder is entitled to one three year warrant for each dollar loaned to the Company, with each warrant being entitled to purchase 12,000 shares of $0.001 par value stock for $ 1.00 per share.  The stock warrants expire between July 23, 2011 and August 22, 2011.

The following is a summary of warrant activity:

	Number of Shares	Exercise Price
Warrants outstanding at June 30, 2008	—	$—
Issued	12,000	1.00
Exercised	—	—
Expired or terminated	—	—
Outstanding at March 31, 2008	12,000	$1.00
Warrants exercisable at March 31, 2008	12,000	$1.00

The warrants were valued using the Black-Scholes pricing model using the following assumptions: risk-free interest rate of 3.34%; volatility of 163%; no dividends; an expected life of no more than 3 years; an underlying stock price of $ 0.29 and an expected exercise price of $ 1.00. The Company determined that the value associated with the issuance of the warrants was $2,640, with this cost amortized over the life of the debt which is one year from issuance.  The value associated with the issuance of the warrants recognized for the nine months ended  March 31, 2009 was $1,668 which has been expensed as financing cost.

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

NOTE 6 – EXCLUSIVE TECHNOLOGY LICENSES

The Company has also agreed to pay for 50% of the costs to upkeep two United States patents on the technology that Hydrosystemtechnik owns.  The Company has paid Hydrosystemtechnik in the amount of $ 48,374 and these fees apply as pre-paid royalties to Hydrosystemtechnik.  These license and patent fees may be applied as pre-paid royalties with Hydrosystemtechnik in the event the Company decides to exercise its right to manufacture AO-Systems.  The Company has the opportunity under the license to manufacture and assemble the AO-System in the United States for sale after purchasing specified parts from Hydrosystemtechnik as outlined in the license agreement.  In the event the Company decides to enter into manufacturing AO-Systems, the Company is to pay royalties to Hydrosystemtechnik in the amount of 10% of the gross sale on each AO-System that the Company manufactures and sells, and will be paid out of pre-paid royalties first when the Company begins to sell the units within the United States.  In the event the Company decides not to manufacture the AO-System, the license fees will no longer be considered pre-paid royalties and will be expensed.

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

At March 31, 2009, the Company had deferred tax assets of approximately $50,000 principally arising from net operating loss carry forwards for income tax purposes calculated at an expected rate of 34%.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at March 31, 2009.

The Company’s deferred tax assets are estimated as follows:

	March 31, 2009	June 30, 2008

Net operating loss carry forward	$151,833	$72,123

Deferred tax asset	$ 50,000	$24,522
Deferred tax asset valuation allowance	($ 50,000)	($24,522)

Net deferred tax asset	-	-

At March 31, 2009 the Company has net operating loss carry forwards of approximately $151,000 which expires in the years 2026 through 2029.  The Company recognized $ 4,250 in stock options expense that cannot be deducted for tax purposes, and are not included in the above calculation of deferred tax assets.  The change in the allowance account from June 30, 2008 to March 31, 2009 was $25,478.

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

On November 25, 2008, the Company’s Board of Directors authorized a Regulation D, Rule 504 stock sale and entered into a definitive agreement relating to the private placement of $7,500 of its securities through the sale of 15,000 shares of its common stock at $0.50 per share, which included 15,000 three-year stock purchase warrants exercisable at $1.00 to a single, non-accredited investor.  The Purchaser in the private placement was Ryan Edington.  Ryan Edington is the brother of Jerod Edington, the Vice-president and Chief Operating Officer of the Company.

On January 23, 2009, the Company sold 250,000 shares of common stock at $0.20 per share to the president of the company, Ron Kunisaki, for $50,000 cash

NOTE 9 – STOCK OPTION PLAN

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

NOTE 10 – CONTINGENCIES

As of March 31, 2009 management is not aware of any contingencies requiring disclosure in the financial statements.

NOTE 11 – SUBSEQUENT EVENTS

On April 27, 2009, Hydrosystemtechnik, GmbH, formally issued Hydrodynex, Inc., an extension on the date by which Hydrodynex, Inc., is required to purchase an AO-System from Hydrosystemtechnik, GmbH, as agreed upon in the Amended Marketing, Distribution and License Agreement which was effective September 3, 2008.  This extension now states the purchase of an AO-System must be made by June 30, 2009.

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

Under the terms of our license agreement with our licensor Hydrosystemtechnik, we paid a 50% deposit for the purchase of a test model AO-Systems® unit in the amount of € 17,625 ($ 26,991) in 2008.  We were required, under the original license agreement with our licensor, to make the complete purchase of a unit on September 3, 2008.  Under the terms of the amended license agreement dated August 30, 2008, and with additional extensions granted, Hydrosystemtechnik agreed in writing to an extension of the purchase completion date for our test AO-Systems® unit from September 3, 2008 to June 30, 2009.

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

In August 2008, we raised $12,000 and issued a convertible promissory note in that amount and 12,000 three year warrants exercisable at $1.00 per share to three investors initially planned as part of a $50,000 bridge loan.  Subsequently we decided to terminate the bridge loan offering after the receipt of $12,000.  The convertible promissory note earns interest at a rate of 8% per annum and matures one year from the issue date.  It converts automatically into common shares at $0.50 per share upon the closing of an equity financing of at least $400,000 (including funds received under the bridge loan) prior to the maturity date.  If such a financing does not close prior to the maturity date of the convertible promissory note, the holders may convert their notes into common stock at $0.25 per share on the maturity date.

In November 2008, we raised $7,500 though the sale of shares and warrants in a private transaction.  Shares in this transaction were sold at $0.50 per share for a total of 15,000 shares issued, and three year warrants exercisable into 15,000 shares at $1.00 per share were also issued.

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

On February 6, 2009, we had significant changes in our management.  Our President & Chief Executive Officer, Jerod Edington, our Treasurer and Chief Financial Officer, Derek Grant, and our Vice President, Peter Schmid, each resigned those positions.  Ronald Kunisaki was appointed as the new President and Chief Executive Officer and Richard Kunisaki, CPA (the brother of Ronald Kunisaki) was appointed as our new Treasurer and Chief Financial Officer. Mr. Grant will remain the Secretary and a director of HydroDynex, Mr. Edington will become the Vice President and Chief Operating Officer as well as a director of our company, and Peter Schmid will remain a director of our company. Both Ronald and Rickard Kunisaki were also elected as members of the expanded board of directors.

Product Research and Development Plans

We do not plan to engage in any research and development at this time.  The product has been developed by our licensor, Hydrosystemtechnik, GmbH and is ready for sale to the consumer.

Results of Operations

Net cash used in operating activities during the nine months ended March 31, 2009 was $67,078 resulting in a net loss of $75,460 as compared to net cash used in operating activities during the nine months ended March 31, 2008 of $90,698 resulting in a net loss of $46,856.  The increase in net loss during the two periods was largely due to increase in pre-paid expenses of $10,844, increase in legal and accounting fees of $35,764, increase of consulting fees of $7,500, and less sales of common stock.  During the nine months ended March 31, 2009, we had revenues of $0 as compared to revenues of $0 during the nine month period ending March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had $941 in cash and cash equivalents as compared to $518 in cash and cash equivalents at June 30, 2008. We do not have any available lines of credit. Since inception we have financed our operations from private placements of equity securities and bridge loans.

We have financed our operations from the proceeds from private placements of equity securities, through bridge loans, and through loans from an officer.  In a private placement offering that closed on September 30, 2007, we raised a total of $100,000 from sale of common stock at $0.10 per share pursuant to Rule 504 of Regulation D of the Securities Act of 1933 from 40 investors.  In July and August 2008, we raised $12,000 and issued a convertible promissory note in that amount and 12,000 three year warrants exercisable at $ 1.00 per share to three investors as part of a $50,000 bridge loan.  In November 2008, we raised $7,500 by securities sold in a private transaction.  Shares in this transaction were sold at $0.50 for a total of 15,000 shares issued, and this included 15,000 three year warrants exercisable at $1.00 per share.  In January 2009, we raised $50,000 by securities sold in a private transaction.  Shares in this transaction were sold at $0.20 for a total of 250,000 shares issued.  We will need to raise additional capital or generate revenue by May 2009 or curtail our operations.  We intend to sell additional shares of common stock or units consisting of common stock and stock purchase warrants in a private placement offering to secure additional capital to fund Phase I of our strategic plan.  The amount we would like to raise is $750,000.

We plan to finance our needs principally from private placement equity offerings

We do not have sufficient capital to carry on operations past May 2009, but we plan to secure additional capital by the additional sale of common stock in a private offering or executing a bridge loan to finance our plan of operation for at least the next twelve months. However, this is a forward-looking statement, and there may be changes that could consume available resources before such time. Our long term capital requirements will depend on many factors, including the eventual reporting company costs, public relations fees, technology verification costs, among others.

We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  We cannot be certain that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond May 2009, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

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

We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond May 2009, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.  If we are unable to raise additional capital when necessary we will have to curtail or cease operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2009.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting
As of the end of the quarter ended March 31, 2009, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

(2)

Filed with the Securities and Exchange Commission on April 22, 2009, as an exhibit, numbered as indicated above, to the Registrant’s Annual report on Form 10-K/A2 (file no. 000-53506), which exhibit is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hydrodynex, Inc.

May 14, 2009	By:	/s/ Ronald Kunisaki
Ronald Kunisaki President and Chief Executive Officer (Principal Executive Officer)

May 14, 2009	By:	/s/ Richard Kunisaki
Richard Kunisaki Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)