Form 10-K/A
period 2008-06-30
Hydrodynex, Inc.
filed 2009-05-22
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A-3

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

The water treatment industry is a rapidly growing sector and a primary component of the world’s basic needs market.  World demand forecasts for water treatment products, chemical and non-chemical, is projected to increase 6.4% per year to nearly $40 billion in 2011, according to “World Water Treatment Products,” a new study from The Freedonia Group, Inc. (2008).  With over 20 large target industries benefiting from clean water, i.e.; food processing, water bottling, and swimming pools, and with an ever-present threat of water-borne diseases and other biohazard and inorganic aquatic health threats, along with mechanical corrosion issues, the clean water industry is paramount in importance to the U.S. and the rest of North America.  Competing technologies currently on the market or under development, but none of them utilize the patented technological properties of advanced Anodic Oxidation that our AO-System® employs.  Competing systems known as salt electrolysis machines use a more primitive form of anodic oxidation that requires salt to be added.  Anodic oxidation isa broad term, simply referring to oxidant creation by an anode with electricity.  As shown by the AO-System’s® two U.S. patents, #’s 5,439,576 and 5,395,492, our mode of anodic oxidation utilized novel technology, with specialized electrode composition and advanced processes.  We have observed in news article releases that several lawsuits have been filed against U.S. facilities such as hospitals, hotels, retirement homes, and cooling towers, because people have gotten sick or died as a result of their water system uncleanliness.

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

C.   Hydrodynex Products

 The AO-System® units that Hydrodynex plans to sell utilize a novel and patented advanced technology broadly known as Anodic Oxidation.  The AO-System® delivers this technology with 11 different reactor unit models to a wide range of water volume parameters and applicable markets such as potable water systems in buildings, municipal water treatment plants, and cooling tower disinfection.  The 11 different models have essentially only two variables in their parameters, a) ability to treat different water flow volumes, and b) ability to treat hot, cold, or both temperatures of water systems.  Improved electrode composition, design configurations, and process tuning, which are characteristics described in the associated patents make this generation of AO-System® more advanced than other AO technologies developed over the past several decades.  We feel that the due diligence information gathering we have performed on other current competing technologies shows that the AO-System® offers higher disinfection standards and we have found various shortcomings in competing technologies, as discussed below in Section E below.  When treating water for Legionella bacteria, conventional methods consisting of hyper-

chlorination and super heat-flushing are generally known in the industry as temporary fixes.  The AO-System® provides a viable technical solution that can kill Legionella bacteria.

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

In management’s opinion, at this point in time, there is no technology similar to advanced AO-Systems® available in the United States.  However, the market resistance against new products and new technical solutions has to be overcome in order for the company to become successful and there is no assurance that this will happen.  Potential customers may be unwilling to purchase from an under-funded development stage company such as ours that has no proven track record and is understaffed.  But we believe that the need for our system is great and we can offer certain advantages, as high-lighted in the above section D.

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

The organism that is causing the greatest problems is the Legionella bacteria, the most dangerous and most prevalent water bio-contaminant in the market.  Hydrodynex has learned about dozens of outbreaks in the U.S. and subsequent litigation resulting from those outbreaks.  Legionnaire's, with an average fatality rate of 28%, is estimated by the Center of Disease Control to be responsible for up to 20,000 cases in the United States every year. About 35 percent of all cases are acquired in hospitals, where the death rate from infection can be as high as 40 percent, the CDC said  It is estimated by the U.S. Department of Labor Occupational Safety & Health Administration that in the United States there are between 10,000 and 50,000 cases of Legionnaires' disease each year.  Because of these staggering numbers, Legionella is the number one focus of Hydrodynex at this time.  The primary reason that hospitals have such a high degree of mortality is because many of the individuals in the hospitals have their immune systems compromised due to medication, surgery, chemotherapy, etc.  This phenomenon is also seen in retirement homes.  Below is a chart that has been constructed with data from a Legionella study that quantifies Legionella presence in a variety of topographical areas.

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

Stockholders of HydroDyneX , Inc.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Burbank, CA on this 20th day of  May, 2009.

HYDRODYNEX, INC.

By:	/s/ Ronald Kunisaki
Ronald Kunisaki President & Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 20th day of May, 2009.

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