Form 10-Q/A
period 2008-12-31
Hydrodynex, Inc.
filed 2009-05-22
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-3

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

The president of the Company is owed consulting fees of $15,100 as of December 31, 2008

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

Hydrodynex, Inc.

May 20, 2009	By:	/s/ Ronald Kunisaki
Ronald Kunisaki President and Chief Executive Officer (Principal Executive Officer)

May 20, 2009	By:	/s/ Richard Kunisaki
Richard Kunisaki Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)