Form 10-K
period 2009-06-30
Hydrodynex, Inc.
filed 2009-10-13
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2009.
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 000-53506

 Hydrodynex, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-4903071 (I.R.S. employer identification number)
230 Bethany Rd., Ste. 128, Burbank, CA 91504 (Address of principal executive offices and zip code) (702) 722-9496 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2009 is $97,000 based on the sale price of the shares in a private sale on January 23, 2009 of $0.20 per share.  Shares of Common Stock held by each officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.  The shares of our company are currently listed on the NASDAQ OTC Bulletin Board exchange, symbol “HDYX”.

Number of shares outstanding of the issuer’s common stock as of October 13, 2009: 1,833,880 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

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

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. There are many factors that could cause actual results to differ materially from the forward looking statements. For a detailed explanation of such risks, please see the section entitled “Risk Factors” beginning on page 16 of this Report on Form 10-K. Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes included in this Report on Form 10-K and the section entitled “Management’s Discussion and Analysis or Plan of Operation” included in this Report on Form 10-K.

PART I

ITEM 1.   BUSINESS.

TABLE OF CONTENTS

A. Hydrodynex, Inc. – Introduction and Business Strategy	5
B. Hydrodynex’ Exclusive Technology License Agreement	6
C. Hydrodynex Products	10
D. Description of Proprietary Technology	10
E. Other Competing Technologies	11
F. Market Analysis and Competition	12
G. Marketing and Sales	14
H. Patents, Trademarks, and Copyrights	15
I. Employees	15
J. Governmental Regulation	15

A.   Hydrodynex, Inc. – Introduction and Business Strategy

Hydrodynex, Inc., a Nevada Corporation, was founded on May 12, 2006, for the purpose of acquiring an exclusive North American license for the marketing and distribution rights of an anodic oxidation water disinfection product commonly referred to as the AO-System ® technology. The primary objective of our company is to commercialize this technology in North America initially through direct sales in order to gain a substantial market penetration.  Hydrodynex has developed a strategic business plan to introduce and market the AO-Systems ® in North America.  Hydrodynex believes that due to the innovative technology, the AO-Systems ® has the potential to be very competitive in the water disinfection and treatment market.

As a result of the research and development work beginning in 1985 and conducted by Hydrosystemtechnik GmbH, from whom we have been granted an exclusive license for the anodic oxidation water disinfection product, substantial technological discoveries were made and a mechanized water disinfection unit was developed and improved which is collectively referred to as the AO-System ®.  Hydrosystemtechnik GmbH has developed and commercialized this innovative water purification and disinfection system and has been selling these units in the European market for the last 16 years.  In 2002, advancements to include warm water systems were developed by Hydrosystemtechnik GmbH.  Two U.S. patents have been granted to Hydrosystemtechnik GmbH covering the apparatus design of a water sterilization unit that uses the principals of anodic oxidation without adding chlorine compounds.  Hydrosystemtechnik GmbH had, as of the end of 2008, sold and installed over 160 AO-Systems ® units of 11 different models for projects in Europe and approximately 15 other countries worldwide.

The U.S. EPA and NSF International have partnered to form an Environmental Technology Verification (ETV) Protocol that most states require.  No AO system has yet been sold or is installed in the U.S., Canada or Mexico, and no system can be sold in the U.S. without approval of the U.S. Environmental Protection Agency (EPA), based on testing that is done by an approved entity such as NSF International.  In developing a testing strategy and timeline with NSF International (NSF), the co-developer with the EPA of the required ETV Protocol needed for sales approval, we have estimated that a month would be required to develop the protocol, that about six months would be needed for the ETV testing, and an additional two months would be needed for the report formulation.  The following chart details the basic certification process.  Once the application is submitted by our company, our test reactor is delivered to the NSF testing facility in Ann Arbor, Michigan, and payments are made to NSF to begin testing, the process detailed in the chart below will be carried out by NSF.  At the end of the process, if successfully completed, the EPA and NSF both sign the final report which will be written by NSF.

CPM = Certification Project Manager

For water disinfection units that pertain to drinking water systems, a Standard 61 leeching test is required throughout the U.S. to determine if chemicals or compounds from the unit’s structure are leeched into the water.  This Standard 61 testing protocol for leeched contaminants from the unit is much simpler than the ETV testing and can be concurrently done by NSF and is estimated to span two months.  If we decide to enter the pool and bathing water system market, a Standard 50 testing must be undertaken to determine if adequate microbial eradication takes place in bathing water systems.  Another regulation that is required by state certification programs is electrical safety and grounding testing, often done by Underwriter Laboratories (“UL”) or a similarly qualified entity.  This type of approval is necessary for selling and installing any electrical device within the United States.

B.   Hydrodynex’ Exclusive Technology License Agreement

We entered into a Marketing, Distribution and License Agreement with Hydrosystemtechnik GmbH September 3, 2007 .  On August 30, 2008, we entered into an Amended Marketing, Distribution and License Agreement, or amended license agreement, with Hydrosystemtechnik, which has the same effective date as the original license agreement, September 3, 2007, and supersedes the original license agreement.  Under the amended license agreement, we were granted the right to sell water disinfection systems based on the AO-System ® technology in all markets (except the dental market) in Canada, the United States, and Mexico on an exclusive basis for a period of three years after the effective date of the license agreement.  The license remains exclusive subject to Hydrodynex (a) leasing or purchasing an AO-System ® prior to November 30, 2009, as extended by the licensor, and (b) obtaining, by March 3, 2010, verification and certification of the AO-System ® technology by the U.S. EPA necessary for commercialization and selling water disinfection systems in whole or in part within the United

States.  We plan to undertake to secure technology verification from NSF, an independent third party testing laboratory, accredited by the EPA, to legally sell AO-Systems ® in the United States, but we have not initiated this process because we have yet to pay the remaining balance of €17,625 for the AO-System® test reactor unit that has been built for us by our licensor Hydrosystemtechnik.  Once we have completed our payment for the test reactor unit we will arrange delivery of the unit to NSF in Ann Arbor, Michigan for testing.  When we have sufficient funds to pay the remaining balance of the test unit, arrangements for payment and shipping to the U.S. of the test reactor unit will be made.  The time and process for testing the test reactor unit by NSF to meet EPA requirements is described above in Item 1.A.

In addition, in order to maintain the exclusivity of the license, we are obligated to (a) make application to six states in the Western U.S. for certification of the AO-System ® technology within 90 days after receiving the NSF and EPA verification, (b) sell, deliver and install at least one AO-System ® in the U.S. in the two year exclusivity period following technology verification, and (c) we are required to demonstrate financial responsibility in the form of a bank credit line or equity funding of not less than $500,000 to accomplish the objectives necessary to retain the exclusivity of the license.

We are also required, beginning year three after the effective date, or September 3, 2009, to meet certain minimum annual sales targets, based on net purchase value, for sales of AO-System ® products in the North American territory, which increase from €30,000 in year three to €500,000 in year six and thereafter, in order to maintain the exclusivity of the license.  If we fail to meet the minimum annual sales targets at the end of any business year, the licensor, Hydrosystemtechnik GmbH, shall have the option to revert the license agreement to a non-exclusive marketing agreement.  We have paid a non-refundable license fee in the amount of €10,000, and we were previously obligated to make a second non-refundable license fee in the amount of €20,000 on June 1, 2008.  Under the terms of the amended license agreement, Hydrosystemtechnik agreed in writing to an extension of the due date for the second license payment from June 1, 2008 to January 31 2009, and the second license payment was paid in full by that deadline.  A third license fee in the amount of €20,000 will be due upon certification and approval of the AO-Systems ® by the US Environmental Protection Agency for commercial sales in the United States.  We are also required to attain and maintain minimum annual sales volume of €500,000 in order to have the right to manufacture water disinfection systems based on the AO-System ® technology and sell them in the licensed territory.  If after year five after the effective date we do not maintain minimum annual sales volume of €500,000 in any two consecutive years, the right to manufacture will expire automatically in the subsequent year.  We are obligated to pay a royalty on the products actually assembled or manufactured and sold to third parties in the amount of 10% of the net selling price on all AO-Systems ®.  We are not obligated to pay a royalty on finished AO-Systems® purchased from Hydrosystemtechnik and resold.  We are also obligated to pay fifty percent of the direct costs related to preparing and prosecution of patents and patent applications in the U.S., Canada or Mexico,, including legal fees, filing fees maintenance fees and transaction costs, so long as the license agreement remains in effect.

The license agreement terminates after ten years, with an option by us to extend the license for an additional ten years on an exclusive basis, as long as the required minimum annual sales volume is maintained.  The licensor, Hydrosystemtechnik GmbH, has the right to terminate the license agreement, after a notice and cure period, if we are in default of any obligation in the agreement, are adjudged bankrupt, become insolvent or similar events, or if we do not maintain minimum annual sales volume of €100,000 in each business year subsequent to the third year after the effective date (which means meeting the €100,000 minimum annual sales volume for each year beginning September 3, 2010).

We plan to market, sell, install, and maintain specialized AO-Systems ® on a retail basis pursuant to the license.  Stationary-type systems will be sold and installed in facilities such as hospitals, hotels, water cooling towers, swimming pools, etc.  Transportable AO-Systems ® and packaging units will be marketed to the U.S. military and other associations involved in the use of portable water treatment systems for emergency and non-emergency markets.  Hydrodynex will purchase components on a wholesale basis from Hydrosystemtechnik to make, use, and sell specific water disinfection systems on a custom basis for it customers.  Hydrodynex has the option to engage in future manufacturing of the AO-Systems ® when it is deemed necessary and financially justifiable.

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

Our company is structured expressly as a marketing entity and therefore we do not currently engage in the design, development or manufacturing of products.  In phase one of our multiphase marketing plan. Subject to receipt of approval from the EPA, of which there is no assurance, we intend to market and sell the AO-System ®, a device that disinfects potable water systems and industrial water systems, under an OEM arrangement with our Licensor Hydrosystemtechnik, GmbH.  To date, we have no revenues from operations. Our expenses consist of marketing and management activities and personnel costs.  We intend to accomplish the following:

•	Establish effective marketing channels for our products through a network of distributors or dealers in selected markets.
•

Support revenue generation in these channels by effectively educating the end user and promoting the use of AO-Systems ® as a means of assuring the delivery of safe, healthy water at low costs and eliminating the Legionella bacteria from existing buildings.

•	We intend to have Hydrosystemtechnik GmbH provide the AO-Systems ® under a brand label to be determined.
•	We intend to register Hydrodynex as a company registered trademark.

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

The water treatment industry is a rapidly growing sector and a primary component of the world’s basic needs market.  World demand forecasts for water treatment products, chemical and non-chemical, is projected to increase 6.4% per year to nearly $40 billion in 2011, according to “World Water Treatment Products,” a new study from The Freedonia Group, Inc. (2008).  With over 20 large target industries benefiting from clean water, i.e.; food processing, water bottling, and swimming pools, and with an ever-present threat of water-borne diseases and other biohazard and inorganic aquatic health threats, along with mechanical corrosion issues, the clean water industry is paramount in importance to the U.S. and the rest of North America.  Competing technologies currently on the market or under development, but none of them utilize the patented technological properties of advanced Anodic Oxidation that our AO-System ® employs.  Competing systems known as salt electrolysis machines use a more primitive form of anodic oxidation that requires salt to be added.  Anodic oxidation is a broad term, simply referring to oxidant creation by an anode with electricity.  As shown by the AO-System’s ® two U.S. patents, #’s 5,439,576 and 5,395,492, our mode of anodic oxidation utilizes novel technology, with specialized electrode composition and advanced processes.

We have observed in news article releases that several lawsuits have been filed against U.S. facilities such as hospitals, hotels, retirement homes, and cooling towers, because people have gotten sick or died as a result of their water system uncleanliness.  We have seen several outbreaks of water-borne illnesses in recent years in municipal, residential and rural water systems, including outbreaks of Cryptosporidium, E. coli, Pseudomonas, Norovirus, Echovirus, methicillin-resistant Staphylococcus aureus, Giardia intestinalis, Shigella sonnei, etc.  An estimated 1,400 people in the U.S. die each year from Pseudomonas in hospital water systems.  The Center on Disease Control and Prevention (CDC) has estimated that up to

18,000 people each year in the U.S. are infected with water-borne Legionella bacteria, 25% of those estimated from Healthcare environments.

Legionnaires’ disease, caused by Legionella bacteria, is particularly dangerous and has already caused significant lawsuits against hospitals, such as the Good Samaritan Hospital of Los Angeles in 2003, where the disinfection processes used by the facility were insufficient in preventing death to immuno-suppressed patients. The AO-System’s ® technology has been shown to permanently eliminate micro-organisms in water systems through its short and long-term oxidative effects.  The AO-System ® has been installed to provide a solution for several existing and previously infected water systems in closed circuits such as hot water systems in hospitals like the Vinzenz V. Paul Hospital in Rottweil Germany, the KKH Dorfen Hospital in Dorfen, Germany, and the KKH Prien Hospital in Prien, Germany.  However, there exists many other commercial applications in facilities such as cooling towers and food processing plants that could benefit from our system providing protection as well as preventing expensive shut-down periods for cleaning.  Being a new technical solution with more than 160 systems installed in 15 countries, the AO-System ® has a good reputation and successful track record, as concluded by our company from contacting current owners of the AO-System®, such as Vinzenz von Paul Hospital in Rottweil, Germany, and Hotel Novotel in Munich, Germany. We also reviewed positive facility water testing results from current clients such as Hotel Novatel in Munich, Germany, and the H.I.T. Haus industrial complex in Dachau, Germany.

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

Phase 2: Initiation of marketing and sales activities in selected markets in North America (U.S., Canada, and Mexico).  Full scale commercialization of the AO-System ®, including industrialization and after-sale service agreements, for the markets covered by Hydrodynex.  As part of its effort to commercialize the AO-System ®, Hydrodynex plans to offer mobile systems which may use a film pouch packaging system.

Phase 3:  Set-up manufacturing in the U.S. when it becomes a viable, profit-increasing option.

The objectives are:

(a) establish our product as the un-paralleled leader in water disinfection systems,

(b) enter and cover all market segments in the U.S., Canada, and Mexico.

(c) get the AO-System ® required and mandated by local, state, and national insurance agencies and governments.

We have entered into a Memorandum of Understanding with Investmentberatung - Management - Financial Services (“IMF”), under which we will have access to the design parameter and manufacturing right which integrates a unique water packaging system with the AO-System ®.  The packaging system utilized in the mobile unit uses a proprietary tri-layer foil in the packaging.  This material keeps the water quality unchanged over many years.

C.   Hydrodynex Products

 The AO-System ® units that Hydrodynex plans to sell utilize a novel and patented advanced technology broadly known as Anodic Oxidation.  The AO-System ® delivers this technology with 11 different reactor unit models to a wide range of water volume parameters and applicable markets such as potable water systems in buildings, municipal water treatment plants, and cooling tower disinfection.  The 11 different models have essentially only two variables in their parameters, a) ability to treat different water flow volumes, and b) ability to treat hot, cold, or both temperatures of water systems.  Improved electrode composition, design configurations, and process tuning, which are characteristics described in the associated patents make this generation of AO-System ® more advanced than other AO technologies developed over the past several decades.  We feel that the due diligence information gathering we have performed on other current competing technologies shows that the AO-System ® offers higher disinfection standards and we have found various shortcomings in competing technologies, as discussed below in Section E.  When treating water for Legionella bacteria, conventional methods consisting of hyper-chlorination and super heat-flushing are generally known in the industry as temporary fixes and not permanent solutions.  The AO-System ® provides a viable technical solution to kill Legionella bacteria and maintain a safe water system environment.

Initially, Hydrodynex will not produce any products or components; instead it will act as an exclusive master distributor of AO-Systems ® in Canada, the United States, and Mexico.  When the volume of sales warrants the setup of an assembly and manufacturing facility in North America, we will enter Phase II of our business plan and take on the responsibility of assembling and manufacturing the units by Hydrodynex or outsource the manufacturing to a reliable subcontractor here in the U.S. or another foreign country.

D.     Description of Proprietary Technology

The AO-System ® is generally installed as a point-of-entry device on warm and/or cold water systems.  Water passes through a reactor chamber of the unit which contains specially engineered electrodes that produce oxidizing effects in the water as an electrical current is generated to pass from the cathodes to the anodes.  Instrument observed water flow determines the amount of electrical current generated and the computer unit automatically controls the system.  The system can bypass itself for regularly scheduled back-wash cleanings which prevent build-up on the electrodes and thereby increase the longevity of the system and its components.

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

Other benefits of the AO-System ® include lowered energy consumption by the facility by not having to raise its warm water network above 55 degrees Celsius.  Many places raise their water temperature up to 70 or even 80 degrees Celsius at night to combat problems they encounter, which results in the danger of scorching to consumers, highly increased pipe corrosion, and dramatically increased energy consumption.  The AO-System ® also partially softens water by increasing the solubility of common precipitates and removing solutes within the reactor.  It also cleans existing pipe corrosion and breaks down scaling deposits.  The cost of replacing a piping system in a building is a very expensive, lengthy, and invasive process.

E.  Other Competing Technologies

Water treatment and purification systems with increasing complexity and effectiveness have been put into operation worldwide for a number of years.  However, conventional mechanical and chemical purification processes, including hyperchlorination, heat flushing, copper/silver ionization, chlorine dioxide dosing, and other means have proven to be insufficient in preventing the distribution of diseases through this essential nutritional element that water represents, that is why a continuing and substantial number of water borne outbreaks and disease from potable water sources occur.  Recognizing that special disinfection methods had to be developed to eliminate micro-organisms such as bacteria and viruses, heavy chlorination and other chemical treatments, and more recently UV and Ozone treatments, have been introduced. These processes, however, each include significant disadvantages to the AO-System ®.  Some, such as hyperchlorination, chlorine dioxide dosing, and salt electrolysis release hazardous byproducts like chlorates and chlorites.  Some can only disinfect water that moves past a static disinfection zone in a pipe and has no residual or distal cleaning effect on bioslime within a system, such as in the case of UV light and Ozonation.   Copper/Silver ionization only has a weak disinfection effect on the water that does not have a satisfactory killing rate of robust bio-contaminants like protozoa and Legionella bacteria.  Below is a chart of comparative technological methods and the strengths and weaknesses of each.

*source- marketing materials of Hydrosystemtechnik GmbH

F.   Market Analysis and Competition

These facts lead to the belief that the Hydrodynex AO-System ® process has the potential to replace most of the competing processes.  However, the replacement will be gradual due to the fragmentation of the industry.  Of over 40 companies currently competing in the water disinfection industry, we have found no evidence or data from our due diligence research that suggests that any one company has a U.S. market penetration of more than 10%.  In our correspondence with several industry experts, we found no particular company or technology is a current front-runner and large market share holder in the water disinfection industry.

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

Hydrodynex’ management believes that Hydrodynex’ main competitiveness is expected to be based on technological superiority and high disinfection efficacy, rather than price.  Hydrodynex will be competing against companies with products it believes are less efficient and that are less expensive than the AO-System ®.  These companies are much larger than ours, have well established market reputations and have substantially more financial resources than our company.  The main currently used disinfection systems are based on heat and chlorination (most common), and more recently, Copper/Silver ionization, chlorine dioxide, sodium electrolysis, UV light, and Ozone systems.

In the last few years, several companies have introduced a Copper/Silver Ionization process which was installed for testing in at least 16 hospitals in 5 states.  This shows that there is indeed a viable market for more efficient disinfection systems.  It should be noted that while that system is simpler than conventional systems, it has numerous deficiencies when compared to the AO-System ®, such as heavy maintenance and monitoring requirements, as well as inferior disinfection efficacy as revealed in discussions between our company representatives and a water system specialist at UCLA Medical Center, which currently uses Copper/Silver Ionization onsite.  Chlorine Dioxide is the other major competitor to our technology, but also has several deficiencies when compared with advanced Anodic Oxidation.  Examples would be such things as harmful carcinogenic byproducts, large amounts of dangerous chemical dosing and inefficient Legionella eradication.  Research papers like the following show these chlorine dioxide inadequacies; “Point-of-care controls for nosocomial legionellosis combined with chlorine dioxide potable water decontamination: a two-year survey at a Welsh teaching hospital.” Journal of Hospital Infection, 2005 61(2): p. 100-106,

Electrolytic chlorinators have been seen entering the market recently, but the statistical effects of it on Legionella and Protozoa have not shown perfect results.  Very recently, two more competing companies have marketed “photo-oxidation” and “Reticulated Electro-Catalytic Oxidation Reduction”, but information on these systems is limited and the validity of these systems is yet to be seen.

In management’s opinion, at this point in time, there is no technology similar to advanced AO-Systems ® available in the United States.  However, the market resistance against new products and new technical solutions has to be overcome in order for the company to become successful and there is no assurance that this will happen.  Potential customers may be unwilling to purchase from an under-funded development stage company such as ours that has no proven track record and is understaffed.  But we believe that the need for our system is great and we can offer certain advantages, as high-lighted in the above section D.

The competitive situation may adversely affect Hydrodynex’ sales or capacity to retain or increase clientele or business.  There are no assurances Hydrodynex will be able to successfully compete against these other competitors based on these factors.  In order to compete with these other companies, Hydrodynex plans to attempt competitive pricing, above average customer service, high quality products and provide independent research and testing that will provide conclusive evidence that the AO-System ® is the leading and best technology available.  In addition to the technological advantages of the AO-System ®, this system is very competitive when it comes to operation and maintenance costs and treatment cost per gallon of water.

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

We will attend trade shows and undertake a direct marketing program to key hospitals in the southwestern section of the U.S. Marketing efforts will initially be concentrated in the states of Nevada, Arizona, and California.  Prospective customers and marketing targets include Good Samaritan hospital in Los Angeles, which recently weathered a Legionnaires’ disease lawsuit involving two deaths.  The company is developing a comprehensive marketing brochure to define the differences between the AO-Systems ® and other competing water treatment systems now available on the market.  We have already created a website to begin educating the market about the AO-System ®- www.HydroDynex.com.

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

• Monthly Email Newsletter and Lead Cultivation: as prospects are added to the Hydrodynex sales pipeline — and in addition to traditional sales/marketing follow up and cultivation tactics—a monthly newsletter will be sent to cultivate prospective clients through value-added messaging, helpful information and sales/marketing information,

• Online Joint Venture Marketing Partnership: Hydrodynex will identify complimentary businesses which support the Hydrodynex model and seek out online marketing partnerships to expand Web presence and sales/marketing objectives.

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

Each target customer will receive comprehensive marketing communications that address the benefits from the purchase and use of the AO-System ®.  The marketing mission will be focused on educating the potential customer and providing information  that relates to how the system is a unique technical solution that will eliminate the deadly virus of Legionella in hospitals, hotels, military applications, mobile disaster relief units, water cooling towers, food processing facilities, retirement homes, spas, schools, industrial plants, public fountains, pools, water slide parks, cruise ships, carwashes, auto plants using water cooling machinery, fountains, ice rinks, air-scrubbing plants, health-club showers, public pools, mines, schools, industrial air-cleaners, prisons, stadiums, homes, cruise ships, etc.

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

I.   Employees

The President and Chief Executive Officer of Hydrodynex, Ronald Kunisaki sold his manufacturing company, Innovative Hockey, Inc.,  two and a half years ago and completed his two-year work contract with the company on December 31, 2008.  Mr. Kunisaki currently does not have other outside employment and dedicates approximately 15 hours per week to our company with no monetary compensation and no employment or other compensation arrangement with our company.  Our Chief Financial Officer, and Treasurer, Richard Kunisaki, is currently a full-time CPA and dedicates approximately five hours per week to our company, also without compensation and without any employment or other arrangement with our company.  Our Chief Operations Officer and Vice President, Jerod Edington, performs employee like services for our company on a part time basis.  Mr. Edington is a part-time business consultant and works approximately 25 hours per week for the benefit of Hydrodynex and was paid $2,500 per month up through September of 2009.  Derek Grant works full time for Qumu, Inc. and dedicates approximately five hours per week to Hydrodynex with no monetary compensation.  Peter Schmid is a part-time investment manager and dedicates approximately five hours per week to Hydrodynex with no monetary compensation.  Mr. Edington and Mr. Schmid were both issued five year stock options in August of 2008. All individuals besides Ronald Kunisaki have other employment and responsibilities outside of Hydrodynex.

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

If we decide to enter the pool and bathing water system market, a Standard 50 testing must be undertaken to determine if adequate microbial eradication takes place.  Each individual state governs its own regulations as related to water disinfection products and the ETV Protocol.  California, for example, requires pre-approval of the testing protocol be used for the ETV laboratory testing of microbial eradication so that it meets their standards, and California also requires certain Standards to be met depending upon the use of the water disinfection unit, such as the aforementioned Standards 51 and 60.  Other certain non-governmental agencies might also be required to inspect the units for adequacy on such things as seismic activity durability.

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

RISKS RELATED TO OUR COMPANY AND OUR INDUSTRY

We must raise additional capital to make the required product purchase under our license agreement to our licensor.

Under our original license agreement with our licensor Hydrosystemtechnik, the license remains exclusive subject to Hydrodynex leasing or purchasing an AO-System ® prior to November 30, 2009.  We have paid a 50% down payment, but we need to secure additional capital to cover the remaining 50% balance payment in the amount of €17,625 for the AO-System® test reactor unit that has been built for us by our licensor Hydrosystemtechnik.  If this payment is not made by the deadline, the licensor has the option to revert our exclusive license agreement to non-exclusive status.

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

               The manufacturing process of the AO-Systems ® and any other ancillary replacement components has initially been outsourced to the Licensor, pursuant to the terms of the existing License Agreement between Hydrodynex and Hydrosystemtechnik GmbH.  The Licensor is dependant upon many third party vendors in Germany and other European countries to supply essential components, which are assembled and tested in the Licensor’s manufacturing facility in Germany.  We do not have any manufacturing facilities and expect to rely upon Hydrosystemtechnik to properly manufacture our products.  Our dependence upon a third party for the manufacture of our proposed products may adversely affect our profit margins and our ability to develop and deliver proposed products on a timely and competitive basis.  Any delays in manufacturing and distribution will have an adverse impact on the price of our Company’s shares.

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

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control.  For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as any indication of our future performance.  Our quarterly and annual expenses are likely to increase substantially over the next several years, and revenues from the sale of the AO-Systems ® may not meet our expectations. Our operating results in future quarters may fall below expectations.  Any of these events could adversely impact our business prospects and make it more difficult to raise additional equity capital at an acceptable price per share.  Each of the risk factors listed in this “Risk Factors” section may affect our operating results.

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

From our inception on May 12, 2006 to the accounting period ended on June 30, 2009, Hydrodynex has not generated any revenue.  Rather, Hydrodynex operates under a net loss, and has an accumulated deficit of $172,748 as of the period ended June 30, 2009.  Hydrodynex does not currently have any revenue producing operations. Hydrodynex is not currently operating profitably, and it should be anticipated that it will operate at a loss at least until such time when the production stage is achieved, if production is, in fact, ever achieved.

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

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue sales of the AO-Systems ®  for the treatment of water and so may be forced to scale back or cease operations or discontinue business and you could lose your entire investment

Our company was recently formed, and we have not proven that we can generate a profit. If we fail to generate income and achieve profitability investment in our securities may be worthless.

We have no operating history and have not proved we can operate successfully.  We face all of the risks inherent in a new business.  If we fail, investments in our common stock will become worthless.  From inception of May 12, 2006 to the audited period ended on June 30, 2008 and the audited period through June 30, 2009, we incurred a net loss of $(81,706) and $(172,748) respectively and did not earn any revenue. Hydrodynex does not currently have any revenue producing operations.

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

Hydrodynex currently relies heavily upon the services and expertise of Jerod Edington and Ronald Kunisaki.  In order to implement the business plan of Hydrodynex, management recognizes that additional management will be required at some point in the future.  However, on a near term basis, Hydrodynex will outsource most services and utilize independent consultants as much as possible.  The group of five directors, which includes these two officers, are the only personnel at the outset of operations.  The five officers can manage the office functions until Hydrodynex can generate enough revenues to hire additional employees.

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

We expect that we will need to raise funds by the end of the fourth quarter of 2009 in order to meet our working capital requirements.  At present, we believe that we can continue operations for a period of approximately three months based upon our present monthly use of funds that were raised from shareholders in a private placement or funds that could be provided as loans by the officers, directors and shareholders.  We may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available to us, we may have to curtail or cease operations after the end of the third quarter, which would materially harm our business and financial results. To the extent we raise additional funds through further issuances of equity or convertible debt or equity securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Furthermore, any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

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

The report of our independent auditors, on our audited financial statements as of and for the fiscal year ended June 30, 2009 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Our operations are dependent upon our ability to obtain financing and our ability to achieve future profitable operations from the development of our business model.  If we are not able to continue as a going concern, it is likely investors will lose their entire investment.

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

 If we do not effectively educate end users on the benefits of the AO-Systems ®, we will not have sufficient demand for our products.

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

We do not own any patents or intellectual property.  We have an exclusive license agreement with Hydrosystemtechnik GmbH, which initially grants us the right to market the AO-Systems ® in North America and in the future, we have an option to manufacture and assemble the AO-Systems ® here in the US or by utilizing a subcontract manufacturer in other countries.  The patents issued in the U.S. were granted in 1995.  U.S. trademarks, trade secrets, copyrights and other intellectual property rights are owned by the licensor, which we have access to by virtue of the terms and conditions of the exclusive License Agreement.  This intellectual Property is currently outside of our direct control and could jeopardize our ability to implement our business plan.  In addition, the efforts made by Hydrosystemtechnik, GmbH, to protect the intellectual property rights may not be sufficient or effective.  Any significant impairment of the intellectual property rights could harm our business indirectly or our ability to compete.  Protecting the intellectual property rights is costly and time consuming, and the unauthorized use of the intellectual property could cause these costs to rise significantly and materially affect our operating results.  We are required to pay 50% of the direct costs related to preparing and prosecution of patents and patent applications, including legal fees, filing fees maintenance fees and transaction costs within the licensed territory, so long as our license agreement with Hydrosystemtechnik GmbH remains in effect.

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

ITEM 2.   PROPERTIES.

Our executive office is currently located at 230 Bethany Rd., Ste. #128, Burbank, CA 91504. The 150 square foot office is provided by Jerod Edington, the Chief Operating Officer and Vice President of Hydrodynex at no cost to Hydrodynex.  We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises until such time as Hydrodynex raises additional capital.

ITEM 3.   LEGAL PROCEEDINGS.

We are not involved in any legal proceedings, and there are no material pending legal proceedings of which we are aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Hydrodynex did not submit any matters to a vote of its stockholders in our fiscal year ending June 30, 2009.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been quoted on the OTC Bulletin Board since March 26, 2009.  Since its quotation on OTC Bulletin there has been no trading activity of any kind and consequently there are no historical share prices to report.

The transfer agent of Hydrodynex is Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

As of June 30, 2009, there were 43 holders of record of Hydrodynex’ common stock, of which 1,765,000 were issued and outstanding.

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

On July 25, 2009 and August 23, 2009, we issued 17,280 and 21,600 shares of common stock, respectively, to two outstanding convertible bridge loan holders, Triax Capital Management and Kyle Drexel, respectively.  Per the one-year convertible bridge loan agreements entered into by the company and these two individuals in July and August of 2008, the loans and interest accrued were converted at the request of the said creditors to common stock shares at the agreed conversion price of $.25 per share.  The private placement of these securities was exempt from registration under the Securities Exchange Act of 1933, as amended (the “Act”), pursuant to Section 4(2) thereof

The proceeds from these sales of unregistered securities were used to paying outstanding debt.  We have exhausted the proceeds from these sales of our stock due to the payment of accounts payable.

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

A.   General.

Hydrodynex, Inc. was organized under the laws of the state of Nevada on May 12, 2006 and is doing business as a marketer of the AO-Systems ® water treatment units.  We intend to manufacture or assemble and distribute the AO-Systems products in North America under the terms of our License agreement with Hydrosystemtechnik GmbH.  Since commencement of operations in 2006, substantially all of our efforts to date have been devoted to and limited primarily to organization, initial capitalization, market research, producing marketing materials and a website, securing a marketing agreement, preparing a comprehensive business and operating plan, evaluating the regulatory requirements to sell water treatment systems in the U.S., Canada and Mexico, and undertaking a marketing feasibility study.   Extensive research has been done on competing technologies and the water contaminants that most adversely affect water systems at the present time.  Legionella protection is the strongest market opportunity identified by Hydrodynex to date.  We will make Legionella our primary target market because of its wide prevalence and the high percentage of death resulting from infection.

Under our license agreement with our licensor Hydrosystemtechnik, we paid a non-refundable license fee creditable to royalty payments in the amount of €10,000 in 2007.  We were previously obligated to make a second non-refundable license fee in the amount of €20,000 on June 1, 2008.  Under the terms of the amended license agreement, Hydrosystemtechnik agreed in writing to an extension of the due date for the second license payment from June 1, 2008 to January 31 2009, and the second license payment was paid in full by that deadline.  A third license fee in the amount of €20,000 will be due upon certification and approval of the AO-Systems ® by the US Environmental Protection Agency for commercial sales in the United States

We are currently organizing our distribution/dealer and direct marketing programs, which consists of placing our product in commercial buildings, retirement homes, cooling towers, and military installations. Our primary focus will be on establishing the defined sales channels and supporting them with meaningful marketing programs to the extent that funds are available.  We have not sold any product to date and have generated no revenues from operations.

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

Phase 2: Initiation of marketing and sales activities in selected markets in North America (U.S., Canada, and Mexico).  Full scale commercialization of the AO-System ®, including industrialization and after-sale service agreements, for the markets covered by Hydrodynex.  As part of its effort to commercialize the AO-System ®, Hydrodynex plans to offer mobile systems which may use a film pouch packaging system.

Phase 3:  Set-up manufacturing in the U.S. when it becomes a viable, profit-increasing option.

We need to raise a minimum of $400,000 to complete the first phase of our plan of operations and $2,000,000 to complete the second phase, for a total of $2,400,000 to implement both phases of our business plan.  In August 2008, we raised $12,000 and issued a convertible promissory note in that amount and 12,000 three year warrants exercisable at $1 per share to three investors as part of a $50,000 bridge loan.  The convertible promissory note earned interest at a rate of 8% per annum and matured one year from the date of issuance.  The terms converted it automatically into common shares at $0.50 per share upon the closing of an equity financing of at least $400,000 (including funds received under the bridge loan) prior to the maturity date.  Since the financing did not close prior to the maturity date of the convertible promissory note, one holder was paid back $3,000 in cash with interest of $240, and the other two holders converted their notes totaling $9,000 plus $720 into common stock at $0.25 per share on the maturity date for a total of 38,880 shares.

Subject to raising additional capital, our projected monthly rate of expenditure is estimated at $4,000 for general and administrative costs.  We anticipate that supporting our operations and implementing Phase I of our business plan for the next 12 months will require a minimum of $400,000.  This includes approximately $30,000 for accounting, legal and auditing fees.  The balance of the funds would be utilized for independent testing, purchase of equipment for testing, marketing materials, advertising, insurance, employee training, travel, office lease, licenses, shipping and import costs, employee salary, and other budget costs.

B.  Results of Operations

Since Hydrodynex was formed on May 12, 2006, it has not earned any revenues and has incurred a net loss since its inception of $172,748 through June 30, 2009. The following table provides selected financial data about our company for the fiscal year ended June 30, 2009 and June 30, 2008, respectively.

Balance Sheets Data	June 30, 2009	June 30, 2008
Cash	$75	$518
Advance on purchase	26,991	26,991
Prepaid patent application costs	6,997	6,997
Deferred license fees	68,175	68,175

Total assets	$103,219	$104,670
Total liabilities	$106,578	$81,706
Stockholders’ equity (deficit)	$(3,359)	$22,964

Our cash in the bank at June 30, 2009 was $75.  Net cash provided by financing activities since inception through June 30, 2009 was $204,600 from the sale of our common stock, proceeds from convertible notes payable, and accrued expenses from a related party.

For the twelve months ended June 30, 2009, our total expenses were $86,463 as compared to $84,454 for the twelve month period ending June 30, 2008.  The expenses were similar for the two fiscal years, no significant increases or decreases were seen.  We do not presently expect our expenses to increase in next twelve months.

In its report on our June 30, 2009 audited financial statements, our auditors expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have been in the developmental stage and have had no revenues since inception. For the period from May 12, 2006 (inception) through June 30, 2009, we recorded a net loss of $172,749. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to general positive cash flows. There can be no assurances to that effect.

C.   Liquidity and Capital Resources.

We are currently financing our operations from the proceeds from private placements of our common stock during the past two years.  As of June 30, 2009, we had cash in the amount of $75.  We will need to raise additional capital, take loans, or generate revenue by the end of October or curtail our operations.  As mentioned above, in July and August 2008, we raised $12,000 and issued a convertible promissory note in that amount and 12,000 three year warrants exercisable at $1 per share to three investors as part of a $50,000 bridge loan.  We raised a total of $100,000 pursuant to Rule 504 of Regulation D of the Securities Act of 1933 in December 2007.

As of June 30, 2009, we had $75 in cash and cash equivalents. We do not have any available lines of credit. Since inception we have financed our operations from private placements of equity securities and loans from shareholders.

Net cash used in operating activities during the fiscal year ended June 30, 2009 was $98,043 resulting in a net loss of $86,463.

Net cash from financing activities for the fiscal year ended June 30, 2009 was:

-

$9,000 generated from our August 2008 convertible bridge loan agreements that was subsequently converted to stock in August 2009.

-

$7,500 from sale of common stock at $.50 per share from a single investor on November 25, 2009.

-

$50,000 from sale of common stock at $.20 per share from a single investor on January 23, 2009.

We plan to finance our needs principally from a private placement stock offering for shares in the company.

We do not have sufficient capital to carry on operations past October 2009, but we plan to raise additional capital in a private stock offering to secure funds needed to finance our plan of operation for at least the next twelve months. However, this is a forward-looking statement, and there may be changes that could consume available resources before such time. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the eventual reporting company costs, public relations fees, technology verification costs, among others.

We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond October 2009, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

If we cannot generate sufficient financing or revenues to continue operations, we will suspend or cease operations.  By virtue of our inability to secure financing or generate revenues over the preceding year, we will begin to seek out other sources of cash, including new investors, joint venture and strategic partners or loans from our officers or directors.  If we cease operations, we do not know what we would do subsequently and we have no plans to do anything in such event.  We have no plans to dissolve statutorily at this time, under any circumstances.  We are engaged in general discussions with multiple companies who may be interested in acquiring us.  As of this date there is no definitive agreement signed and there is no assure that any acquisition will be feasible in the future and in the event there is an acquisition, there is no assurance that it will be in the best interest of our shareholders.

D.   Critical Accounting Policies and Estimates.

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. All significant accounting policies have been disclosed in Note 2 to the financial statements included in this Form 10-K.  Our critical accounting policies are:

Use of estimates

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

Revenue Recognition

The Company will derive its revenue from sales contracts with customers with revenues being generated upon the shipment of goods upon the Company commencing operations.  Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking company or third party carrier and title transfers upon shipment, based on free on board (“FOB”) warehouse; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

Foreign currency transactions

The Company has adopted the guidelines as set out in Statement of Financial Accounting Standards No. 52 “Foreign currency translation” (“SFAS No. 52”) for Foreign currency transactions.  Pursuant to Paragraph 15 of SFAS No. 52, foreign currency transactions are transactions denominated in a currency other than U.S. Dollar, the Company’s functional currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.  Pursuant to Paragraph 16, of SFAS No. 52, for other than forward exchange contracts as defined in paragraphs 17-19 of SFAS No. 52, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) At the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in paragraphs 26-28 of SFAS No. 52; and (b) At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the recording entity shall be adjusted to reflect the current exchange rate.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hydrodynex, Inc.
(A development stage company)
Burbank, California

We have audited the accompanying balance sheets of Hydrodynex, Inc. (a development stage company) (the “Company”) as of June 30, 2009 and 2008 and the related statement of operations, stockholder’s equity (deficit) and cash flows for the fiscal years then ended and for the period from May 12, 2006 (Inception) through June 30, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits .

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

The Company’s balance sheet as of June 30, 2008, and the related statements of operations, stockholders’ equity and cash flows for the fiscal year then ended have been restated.  The restatements of the financial statements are described in Note 3.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2009 and 2008 and the results of its operations and its cash flows for the fiscal years then ended and for the period from May 12, 2006 (Inception) through June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company had a negative working capital and a deficit accumulated during the development stage at June 30, 2009 and had a net loss and cash used in operations for the fiscal year ended June 30, 2009, with no revenues during the period.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

October 13, 2009

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2009	June 30, 2008
		(As Restated)
Assets
Current Assets
Cash	$75	$518
Prepaid expenses	-	750
Advance on purchases	26,991	26,991

Total Current Assets	27,066	28,259

Office Equipment, net	981	1,239

Other Assets
Prepaid patent application costs	6,997	6,997
Deferred license fees	68,175	68,175

Total Other Assets	75,172	75,172

Total Assets	$103,219	$104,670

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$27,824	$16,468
Accrued expenses	8,000	42
Accrued expenses - related party	30,100	-
Interest payable	870	-
Notes payable - related party	-	2,000
Convertible notes payable, net of financing cost	11,688	-

Total Current Liabilities	78,482	18,510

License Fees Payable	28,096	63,196

Total Liabilities	106,578	81,706

Stockholders Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized:
none issued or outstanding	-	-
Common stock, $.001 par value, 75,000,000 shares authorized,	-	-
1,765,000 and 1,500,000 shares issued and outstanding, respectively	1,765	1,500
Additional paid-in capital	167,625	107,750
Deficit accumulated during the development stage	(172,749)	(86,286)

Total Stockholders' Equity (Deficit)	(3,359)	22,964

Total Liabilities and Stockholders' Equity (Deficit)	$103,219	$104,670

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period from
	For the Fiscal Year	For the Fiscal Year	May 12, 2006
	Ended	Ended	(inception) through
	June 30, 2009	June 30, 2008	June 30, 2009
		(As Restated)

NET REVENUES	$-	$-	$-

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES

Consulting fees	30,000	23,500	53,500
Depreciation	258	49	307
Board of directors fees	-	2,750	2,750
General and administrative	39,333	20,266	61,376
Legal and accounting	22,107	12,383	34,490
Travel	182	10,513	10,695
Advertising and promotion	-	5,000	5,000

Total Operating Expenses	91,880	74,4601	168,118

LOSS FROM OPERATIONS	(91,880)	(74,461)	(168,118)

OTHER (INCOME) EXPENSES
Foreign currency transactions (gain) loss	(8,615)	9,913	1,298
Interest expense	3,198	80	3,333

Total Other (Income) Expenses	(5,417)	9,993	4,631

LOSS BEFORE TAXES	(86,463)	(84,454)	(172,749)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(86,463)	$(84,454)	$(172,749)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.05)	$(0.07)	$(0.16)

Weighted Common Shares Outstanding -
basic and diluted	1,618,764	1,254,056	1,092,247

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from May 12, 2006 (Inception) through June 30, 2009

	Common Stock, $0.001 Par Value		Additional	Deficit accumulated	Deficit accumulated	Deficit accumulated	Total	Total	Total
	Number of		Paid-in	During the	During the	During the	Stockholders'	Stockholders'	Stockholders'
	Shares	Amount	Capital	Development Stage	Development Stage	Development Stage	Equity (Deficit)	Equity (Deficit)	Equity (Deficit)
				(As Previously Reported)	(Adjustments)	(As Restated)	(As Previously Reported)	(Adjustments)	(As Restated)

Balance, May 12, 2006 (inception)	-	$-	$-	$-	$-	$-	$-	$-	$-

Shares issued to President for cash
at $0.01 per share	200,000	200	1,800				2,000	-	2,000

Net loss				(536)		(536)	(536)	-	(536)

Balance, June 30, 2006	200,000	200	1,800	(536)	-	(536)	1,464	-	1,464

Shares issued to President for cash
at $0.01 per share	300,000	300	2,700				3,000	-	3,000

Net loss				(1,296)		(1,296)	(1,296)	-	(1,296)

Balance, June 30, 2007	500,000	500	4,500	(1,832)	-	(1,832)	3,168	-	3,168

Shares issued for cash at $0.10 per share	1,000,000	1,000	99,000				100,000	-	100,000

Options issued for director fees			2,750				2,750	-	2,750

Options issued for services			1,500				1,500	-	1,500

Net loss				(74,541)	(9,913)	(84,454)	(74,541)	(9,913)	(84,454)

Balance, June 30, 2008	1,500,000	1,500	107,750	(76,373)	(9,913)	(86,286)	32,877	(9,913)	22,964

Common stock issued in connection with sale
of security units for cash at $0.50 per unit	15,000	15	4,185				4,200	-	4,200
Warrants issued in connection with sale
of security units for cash at $0.50 per unit			3,300				3,300	-	3,300
Warrants issued in connection with
issuance of convertible notes payable			2,640				2,640	-	2,640

Shares issued for cash at $0.50 per share	250,000	250	49,750				50,000	-	50,000

Net loss						(86,463)	-	-	(86,463)

Balance, June 30, 2009	1,765,000	$1,765	$167,625	$(76,373)	$(9,913)	$(172,749)	$93,017	$(9,913)	$(3,359)

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Fiscal Year	For the Fiscal Year	For the Period from May 12, 2006
	Ended	Ended	(inception) through
	June 30, 2009	June 30, 2008	June 30, 2009
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(86,463)	$(84,454)	$(172,749)

Adjustments to reconcile net loss to net cash
used in operating activities
Stock options issued for director fees	-	2,750	2,750
Depreciation expense	258	49	307
Discount on convertible notes payable	(312)	-	(312)
Warrants issued for debt financing cost	2,640	-	2,640
Stock options issued for services	-	1,500	1,500
Changes in operating assets and liabilities:
Prepaid expenses	(750)	750	-
Advances on purchases	-	(26,991)	(26,991)
Prepaid patent applications costs	-	-	(6,997)
Deferred license fees	-	(68,175)	(68,175)
Accounts payable and accrued liabilities	19,315	16,510	35,825
Interest payable	870	-	870
License fees payable	(33,601)	61,696	28,095

NET CASH USED IN OPERATING ACTIVITIES	(98,043)	(96,365)	(203,237)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in office equipment	-	(1,288)	(1,288)

NET CASH USED IN INVESTING ACTIVITIES	-	(1,288)	(1,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Accrued expenses - related party	30,100	-	30,100
Proceeds from note payable - related party	-	-	3,846
Repayment of note payable - related party	(2,000)	(1,846)	(3,846)
Proceeds from convertible notes payable	12,000	-	12,000
Proceeds from sale of common stock	57,500	100,000	162,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	97,600	98,154	204,600

NET CHANGE IN CASH	(443)	501	75

Cash, Beginning of Period	518	17	-

Cash, End of Period	$75	$518	$75

(continued on next page)

SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:
Interest paid	$3,198	$80	$3,278
Income tax paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
warrants issued in connection with issuance of convertible debt	$2,640	-	$2,640

See accompanying notes to the financial statements.

Hydrodynex, Inc.

(A Development Stage Company)

June 30, 2009 and 2008

Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND OPERATIONS

Hydrodynex, Inc. (a development stage company) (“Hydrodynex” or the “Company”) was incorporated on May 12, 2006 under the laws of the State of Nevada for the purpose of marketing and distribution of AO-System (Anodic Oxidation) water treatment units under an exclusive license agreement for the Territory of North America Comprising United States, Canada and Mexico.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Development stage company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises” (“SFAS No. 7”).  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated useful life of office equipment and the future manufacturing of AO-System by the Company to recover prepaid patent costs and deferred license fees.  Actual results could differ from those estimates.

Fiscal year

The Company has elected June 30 as its fiscal year ending date upon its formation.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Advance on purchases

Advance on purchases primarily represents amounts paid to the vendor for future delivery of products, all of which were fully or partially refundable depending upon the terms and conditions of the purchase agreements.

Office equipment

Office equipment is recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation of office equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of five (5) years.  Upon sale or retirement of office equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Prepaid patent application costs

The Company has adopted the guidelines as set out in Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for prepaid patent application costs.  Under the requirements as set out in SFAS No. 142, the Company capitalizes and amortizes patent application costs associated with the licensed product the Company intends to sell pursuant to the Exclusive License Agreement, entered into on September 3, 2007, over their remaining legal lives, estimated useful lives, or the term of the contract, whichever is shorter.  All internally developed process costs incurred to the point when a patent application is to be filed are expensed as incurred and classified as research and development costs.  Patent application costs, generally legal costs, thereafter incurred, are capitalized pending disposition of the individual patent application, and are subsequently either amortized based on the initial patent life granted, generally fifteen (15) to twenty (20) years for domestic patents and five (5) to twenty (20) years for foreign patents, or expensed if the patent application is rejected.  The costs of defending and maintaining patents are expensed as incurred.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Deferred license fees

The Company has adopted the guidelines as set out in Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for deferred license fees.  Under the requirements as set out in SFAS No. 142, the Company records all non-refundable license fees in connection with the Exclusive License Agreement, entered into on September 3, 2007, as deferred license fees recoupable from the future Product Royalty, which is in perpetuity at ten percent (10%) of the Net Selling Price on all AO water treatment systems assembled or manufactured by the Company or a subcontract manufacture utilized by the Company and paid for by customers of the Company as the Company is in the development stage and intends to manufacture or assemble the AO-System upon the AO-System being certified and approved by the United States Environmental Protection Agency (“EPA”) for sale on a commercial basis in the United States.  The Company will amortize deferred license fees over the remaining legal life of the patent of the AO System, or the estimated useful life, or the term of the contract, whichever is shorter.  The Company will expend deferred license fees as license fees in the event that the Company decides not to manufacture or assemble the AO-System.

Impairment of long-lived assets

The Company follows Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for its long-lived assets.  The Company’s long-lived assets, which include office equipment, prepaid patent application costs and deferred license fees for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of June 30, 2009 or 2008.

Fair value of financial instruments

The Company applies Statement of Financial Accounting Standards No. 107 “Disclosures about fair value of Financial Instruments” (“SFAS No. 107”) for disclosures about fair value of its financial instruments and has adopted Financial Accounting Standards Board (“FASB”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial instruments.  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by SFAS No. 157 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

As defined by SFAS No. 107, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date.  The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, advance on purchase, accounts payable, accrued expenses and interest payable, approximate their fair values because of the short maturity of these instruments.  The Company’s convertible notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2009.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal year ended June 30, 2009 or 2008 or for the period from May 12, 2006 (inception) through June 30, 2009.

Revenue recognition

The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition” (“SAB No. 101”), as amended by SAB No. 104 (“SAB No. 104”) for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company will derive its revenue from sales contracts with customers with revenues being generated upon the shipment of goods upon the Company commencing operations.  Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking company or third party carrier and title transfers upon shipment, based on free on board (“FOB”) warehouse; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

Foreign currency transactions

The Company has adopted the guidelines as set out in Statement of Financial Accounting Standards No. 52 “Foreign currency translation” (“SFAS No. 52”) for Foreign currency transactions.  Pursuant to Paragraph 15 of SFAS No. 52, foreign currency transactions are transactions denominated in a currency other than U.S. Dollar, the Company’s functional currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.  Pursuant to Paragraph 16, of SFAS No. 52, for other than forward exchange contracts as defined in paragraphs 17-19 of SFAS No. 52, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) At the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in paragraphs 26-28 of SFAS No. 52; and (b) At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the recording entity shall be adjusted to reflect the current exchange rate.

Stock-based compensation and equity instruments issued to other than employees for acquiring goods or services

The Company accounted for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method for transactions in which the Company obtains employee services in share-based payment transactions and the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18 “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In

Conjunction With Selling Goods Or Services” (“EITF 96-18”) for share-based payment transactions with parties other than employees provided in SFAS No. 123R.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.  Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model with weighted-average assumptions as discussed in each grant.  The ranges of assumptions for inputs for stock options issued under the 2006 Plan during the fiscal year ended June 30, 2009 and 2008 are as follows:

•

The Company uses historical data to estimate employee termination behavior.  The expected life of options granted is determined using the simplified method as prescribed in SEC Staff Accounting Bulletin No. 107 (“SAB 107”) and represents the period of time the options are expected to be outstanding.

•	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the options.
•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.
•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”).  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the fiscal year ended June 30, 2009 and 2008 as they were anti-dilutive:

	Weighted average number of potentially outstanding dilutive shares
	For the Fiscal Year Ended June 30, 2009	For the Fiscal Year Ended June 30, 2008
Stock options issued on June 30, 2008 under the 2006 Plan	70,000	85,000

Warrants issued in connection with the issuance of convertible notes payable issued between July 24, 2008 and August 23, 2008 with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance	12,000	-

Warrants issued in connection with the sale of 15,000 shares of its common stock on November 25, 2008 with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance	15,000	-

Total potentially outstanding dilutive shares	97,000	85,000

Cash flows reporting

The Company has adopted Statement of Financial Accounting Standards No. 95 “Statement of Cash Flows” (“SFAS No. 95”) for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by SFAS No. 95 to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 2009-213 on October 2, 2009.  Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.  Commencing with its annual report for the year ending June 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement:

•	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
•	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and
•	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In May 2009, FASB issued FASB Statement No. 165 “Subsequent events” (“SFAS No. 165”) to be effective for the interim or annual financial periods ending after June15, 2009.  The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this Statement sets forth: 1. The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. 2.  The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. 3. The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The effect of adoption of SFAS No. 165 on the Company’s financial position and results of operations did not have a material effect.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the original issuance of the Company’s financial statements for the fiscal year ended June 30, 2008 as included in its annual report on Form 10-K filed on September 30, 2008, the Company’s management identified certain accounting misstatements during the period.  As a result of issues identified in the review of its financial statements for the fiscal year ended June 30, 2008, its Board of Directors, in consultation with management and Li & Company, PC, its independent registered public accounting firm, concluded that its previously issued financial statements for the fiscal year ended June 30, 2008, should no longer be relied upon because of certain accounting misstatements in those financial statements.  Accordingly, the Company has restated its previously issued financial statements for the period.  Details of the misstatements are set out below:

(i) To separate prepaid patents application costs from deferred license fees
Prepaid patent applications costs	$6,997
Deferred license fees	(6,997)

(ii) To reclassify foreign currency transaction (gain) loss from the payment of license fees payable denominated in € previously recorded as deferred license fees
Foreign currency transactions (gain) loss	$1,257
Deferred license fees	(1,257)

(iii) To record second and third license fee installment payments under exclusive license agreement not booked
Deferred license fees	$54,540
License fees payable	(54,540)

(iv) To adjust License fees payable denominated in € to reflect the exchange rate at June 30, 2009
Foreign currency translation (gain) loss	$8,656
License fees payable	(8,656)

The following tables present the impact of the above mentioned adjustments to the financial information

Balance sheet information:

The restated balance sheet is set out as follows:

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2008		June 30, 2008	June 30, 2008
	(As Previously Reported)		(Adjustments)	(As Restated)
Assets
Current Assets
Cash	$518	$		$518
Prepaid expenses	750			750
Advance on purchases	26,991			26,991

Total Current Assets	28,259		-	28,259

Office Equipment, net	1,239		-	1,239

Other Assets
Prepaid patent application costs			6,997	6,997
Deferred license fees	21,889		46,286	68,175

Total Other Assets	21,889		53,283	75,172

Total Assets	$51,387		$53,283	$104,670

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$16,468	$		$16,468
Accrued expenses	42			42
Notes payable - related party	2,000			2,000

Total Current Liabilities	18,510		-	18,510

License Fees Payable			63,196	63,196

Total Liabilities	18,510		63,196	81,706

Stockholders Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized:	-			-
none issued or outstanding
Common stock, $.001 par value, 75,000,000 shares authorized,	-			-
1,765,000 and 1,500,000 shares issued and outstanding, respectively	1,500			1,500
Additional paid-in capital	107,750			107,750
Deficit accumulated during the development stage	(76,373)		(9,913)	(86,286)

Total Stockholders' Equity (Deficit)	32,877		(9,913)	22,964

Total Liabilities and Stockholders' Equity (Deficit)	$51,387		$53,283	$104,670

Statements of operations information:

The restated statement of operations is set out as follows:

Hydrodynex, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Fiscal Year		For the Fiscal Year	For the Fiscal Year
	Ended		Ended	Ended
	June 30, 2008		June 30, 2008	June 30, 2008
	(As Previously Reported)		(Adjustments)	(As Restated)

NET REVENUES	$-	$		$-

COST OF GOODS SOLD	-			-

GROSS PROFIT	-		-	-

OPERATING EXPENSES

Consulting fees	23,500			23,500
Depreciation	49			49
Board of directors fees	2,750			2,750
General and administrative	20,266			20,266
Legal and accounting	12,383			12,383
Travel	10,513			10,513
Advertising and promotion	5,000			5,000

Total Operating Expenses	74,461		-	74,461

LOSS FROM OPERATIONS	(74,461)		-	(74,461)

OTHER (INCOME) EXPENSES
Foreign currency transactions (gain) loss			9,913	9,913
Interest expense	80			80

Total Other (Income) Expenses	80		9,913	9,993

LOSS BEFORE TAXES	(74,541)		(9,913)	(84,454)

INCOME TAX PROVISION	-		-	-

NET LOSS	$(74,541)		$(9,913)	$(84,454)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.06)		$(0.01)	$(0.07)

Weighted Common Shares Outstanding -
basic and diluted	1,254,056		1,254,056	1,254,056

Statement of cash flows information:

The restated statement of cash flows is set out as follows:

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Fiscal Year		For the Fiscal Year	For the Fiscal Year
	Ended		Ended	Ended
	June 30, 2008		June 30, 2008	June 30, 2008
	(As Previously Reported)		(Adjustments)	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(74,541)		$(9,913)	$(84,454)

Adjustments to reconcile net loss to net cash
used in operating activities
Stock options issued for director fees	2,750			2,750
Depreciation expense	49			49
Stock options issued for services	1,500			1,500
Changes in operating assets and liabilities:
Prepaid expenses	750			750
Advances on purchases	(26,991)			(26,991)
Deferred license fees	(16,392)		(51,783)	(68,175)
Accounts payable and accrued liabilities	16,510			16,510
License fees payable	-		61,696	61,696

NET CASH USED IN OPERATING ACTIVITIES	(96,365)		-	(96,365)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in office equipment	(1,288)			(1,288)

NET CASH USED IN INVESTING ACTIVITIES	(1,288)		-	(1,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable - related party	(1,846)			(1,846)
Proceeds from sale of common stock	100,000			100,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	98,154		-	98,154

NET CHANGE IN CASH	501		-	501
Cash, Beginning of Period	17			17

Cash, End of Period	$518		$-	$518

SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:
Interest paid	$80	$		$80
Income tax paid	$-		$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
warrants issued in connection with issuance of convertible debt	-		-	-

NOTE 4 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $172,749 at June 30, 2009 and had a net loss and cash used in operations of $86,463 and $98,043 for the fiscal year ended June 30, 2009, respectively, with no revenues since inception.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 – ADVANCE ON PURCHASES

On February 22, 2008, the Company placed a purchase order to acquire an AO-System ® for Electrochemical Disinfection of Cold and Warm Drinking Water from Hydrosystemtechnik, GmbH for €35,250 (equivalent to $53,982 at February 22, 2008), 50% of which (€17,625) has been paid on February 25, 2008 and the remaining balance of (€17,625) being extended to be due and payable on November 30, 2009.

NOTE 6 – OFFICE EQUIPMENT

Office equipment, stated at cost, less accumulated depreciation at June 30, 2009 and 2008 consisted of the following:

	Estimated Useful Life (Years)	June 30, 2009	June 30, 2008
Office equipment	5	$1,288	$1,288

		1,288	1,288
Less accumulated depreciation		(307)	(49)
		$981	$1,239

Depreciation expense for the fiscal year ended June 30, 2009 and 2008 was $258 and $49, respectively.

NOTE 7 – EXCLUSIVE TECHNOLOGY LICENSE

On September 3, 2007 (“Effective Date”), the Company acquired an exclusive technology license (“Agreement”) for the Territory of North America, comprising Canada, the United States and Mexico to manufacture or assemble and market the AO-System water treatment system (AO – Anodic Oxidation) from Hydrosystemtechnik, GmbH (“Grantor”), a German corporation.  The Company has agreed to pay a licensing fee as follows: (i) €10,000 (equivalent to $13,635 at September 3, 2007) within 120 days of the  Effective Date; (ii) €20,000 (equivalent to $27,270 at September 3, 2007) on November 30, 2008; and (iii) €20,000 (equivalent to $27,270 at June 30, 2009) upon AO-System being certified and approved by the United States Environmental Protection Agency (“EPA”) for selling on a commercial basis in the United States, or €50,000 (equivalent to $68,175 at September 3, 2007) in aggregate, all of which are non-refundable and may be recouped from the future Product Royalty in perpetuity at ten percent (10%) of the Net Selling Price on all AO water treatment systems assembled or manufactured by the Company or a subcontract manufacture utilized by the Company and paid for by customers of the Company due and payable quarterly within 30 days from the last day of the quarter provided the Company exercises its right to manufacture or assemble AO-Systems.  In the event the Company does not manufacture or assemble AO-Systems, the Company pays no royalty on finished units purchased from GRANTOR and resold to customers of the Company, the license fees will no longer be considered prepaid royalties   and the Company will amortize prepaid royalties over the remaining legal life of the patent of AO System, or estimated useful life, or the term of the contract, whichever is shorter in the event that the Company decides not to manufacture or assemble AO-System.

The Company’s exclusive license right to sell finished AO Units in the territory is contingent upon the Company achieving minimum annual sales volume as defined in Table 1 of Appendix B of this Agreement among other terms and conditions at the end of each business year, beginning with the third (3 rd) anniversary after the effective date of this Agreement.  In the event the objectives defined in years three (3) through five (5) of Table 1 in Appendix B are not attained at the end of each business year, this agreement shall, at the option of the GRANTOR, automatically revert to a non-exclusive marketing agreement and the Company will no longer have the right in manufacturing or assembling of AO Systems.

The Company determined that the (iii) payment required under the exclusive license agreement upon approval of U.S. EPA is a contractual liability instead of contingent liability as the AO system has been certified and approved by the European Union for selling on a commercial basis in Europe and the United States Environmental Protection Agency’s certification and approval for selling on a commercial basis in the United States is a matter of procedure and recorded deferred license fees and related license fees payable of $68,175, €50,000 measured in U.S. Dollar at September 3, 2007, the transaction date upon signing of the Exclusive License Agreement.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable at June 30, 2009 and 2008 consisted of the following:

	June 30, 2009	June 30, 2008
Convertible notes payable of $12,000 issued to individual note holders from July 24, 2008 through August 23, 2008 with simple interest at 8.00% per annum due one (1) year from the date of issuance, convertible to common stock at $0.50 per share inclusive of warrants to purchase 12,000 shares at $1.00 per share expiring three (3) year from the date of issuance, all of which have been converted to shares of the Company’s common stock when due.	$12,000	$-

Fair value of warrants issued in connection with issuance of convertible note payable	(2,640)	-

Amortization of the fair value of warrants	2,328	-

	$11,688	$-

In connection with the issuance of convertible notes payable issued between July 24, 2008 and August 23, 2008, the Company issued warrants to purchase an aggregate of 12,000 shares of its common stock to the convertible note holders with an exercise price of $1.00 per share expiring three (3) years from the date of issuance, all of which have been earned upon issuance.  The fair value of these warrants granted, estimated on the date of grant, was $2,640, which has been recorded as a debit to financing cost and a credit to additional paid-in capital, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	3
Expected volatility	163.00%
Risk-free interest rate	3.23%
Dividend yield	0.00%

The Company amortizes the fair value of the warrants of $2,640 over the life of the convertible notes payable of one (1) year from the date of issuance, $2,328 of which was amortized as financing cost for the fiscal year ended June 30, 2009 and the remaining balance of $312 are to be expensed for the fiscal year ending June 30, 2010.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Sale of common stock

The Company was incorporated on May 12, 2006.  In May 2006, 200,000 shares of its common stock were sold to the Company’s founder and President at $0.01 per share for $2,000 in cash.

During fiscal year 2007, the Company sold 300,000 shares of its common stock to the Company’s founder and President at $0.01 per share for $3,000 in cash.

During fiscal year 2008, the Company sold 1,000,000 shares of its common stock at $0.10 per share for $100,000 in cash.

On November 25, 2008, the Company’s Board of Directors authorized a Regulation D, Rule 504 stock sale and entered into a definitive agreement relating to the private placement of $7,500 of its securities through the sale of 15,000 shares of its common stock at $0.50 per share inclusive of a stock warrant to purchase 15,000 shares of its common stock exercisable at $1.00 expiring three (3) years from the date of issuance with Ryan Edington, the brother of Jerod Edington, the Vice-president and Chief Operating Officer of the Company.  The fair value of these warrants granted, estimated on the date of grant, was $3,300, which has been recorded as additional paid-in capital, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	3
Expected volatility	163.00%
Risk-free interest rate	3.34%
Dividend yield	0.00%

On January 23, 2009, the Company sold 250,000 shares of its common stock at $0.20 per share to Ron Kunisaki, the president of the company, for $50,000 in cash.

Stock option plan

On May 19, 2006, the Company’s board of directors approved the adoption of the “2006 Non-Qualified Stock Option and Stock Appreciation Rights Plan” (“2006 Plan”) by unanimous consent.  The 2006 Plan was initiated to encourage and enable officers, directors, consultants, advisors and key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock.  A total of 1,000,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan.  The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.  Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

For the fiscal year ended June 30, 2008, the Board of Director of the Company approved and granted stock options to purchase an aggregate of 85,000 shares of its common stock, par value $.001 per share (the “Common Stock”) at $0.25 per share expiring on June 30, 2013, five (5) years from the date of issuance, vested upon issuance.  On November 21, 2008, an officer and director of the Company resigned and surrendered his outstanding stock option to purchase 15,000 shares of the Company’s common stock to the Company.

The fair value of each option grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following weighted-average assumptions:

June 30, 2008

Expected option life (year)	5
Expected volatility	85.000%
Risk-free interest rate	3.375%
Dividend yield	0.000%

The fair value of the stock options issued in June 2008 under the 2006 Plan using the Black-Scholes Option Pricing Model was $4,250 at the date of grant, all of which have being recognized as stock based compensation and so included in the statements of operations upon issuance.  For the fiscal year ended June 30, 2009, the Company did not grant any stock options nor record any stock-based compensation.

The table below summarizes the Company’s stock option activity for the fiscal year ended June 30, 2009 and 2008:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, June 30, 2007	-	$-	$-	-	$-

Granted	85,000	0.25	0.25	4,250	-
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2008	85,000	0.25	0.25	4,250	-

Granted	-	-	-		-
Canceled	(15,000)	0.25	0.25	-	-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2009	70,000	$0.25	$0.25	4,250	$-

Vested and exercisable, June 30, 2009	70,000	$0.25	$0.25	4,250	$-

Unvested, June 30, 2009	-	$-	$-	-	$-

The following table summarizes information concerning outstanding and exercisable stock options as of June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25	70,000	4.0	$0.25	70,000	4.0	$0.25

$0.25	70,000	4.0	$0.25	70,000	4.0	$0.25

As of June 30, 2009, there were 930,000 shares of stock options available for issuance under the 2006 Plan.

Warrants

(i) In connection with the issuance of convertible notes payable issued between July 24, 2008 and August 23, 2008, the Company issued warrants to purchase 12,000 shares of its common stock in aggregate to the note holder with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance, all of which have been earned upon issuance. The Company determined the fair value of the warrants issued was $2,640 using the Black-Scholes Option Pricing Model.

(ii) In connection with the sale of 15,000 shares of its common stock on November 25, 2008, the Company issued warrants to purchase 15,000 shares of its common stock to the investor with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance, all of which have been earned upon issuance. Company determined the fair value of the warrants issued was $3,300 using the Black-Scholes Option Pricing Model.

The table below summarizes the Company’s warrants activity for the fiscal year ended June 30, 2009 and 2008:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, June 30, 2008	-	$-	$-	$-	$-

Granted	27,000	1.00	1.00	5,940	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2009	27,000	$1.00	$1.00	$5,940	$-

Earned and exercisable, June 30, 2009	27,000	$1.00	$1.00	$5,940	$-

Unvested, June 30, 2009	-	$1.00	$1.00	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.00	27,000	2.00	$1.00	27,000	2.00	$1.00

$1.00	27,000	2.00	$1.00	27,000	1.00	$1.00

NOTE 10 – RELATED PARTY TRANSACTIONS

Advances from stockholder

The stockholder of the Company provides advances to the Company for its working capital. These advances bear no interest and have no formal repayment terms. Detailed advances are as follows:

On June 12, 2008, the president of the Company advanced the Company $2,000, which was fully repaid on July 24, 2008.

During the quarter ended December 31, 2008, Mr. Edington, the president of the Company advanced the Company $1,750 to be repaid on or before January 31, 2009.  During the quarter ended March 31, 2009, Mr. Edington, advanced the Company an additional $10,225 without interest, to be repaid on or before March 31, 2009.  Both of these advances were fully repaid as of March 31, 2009.

Notes payable to stockholder

The president of the Company loaned the company $ 2,500 with 6% per annum interest on February 5, 2007, to be repaid before December 31, 2007.  The note was fully satisfied on December 31, 2007.

The president of the Company loaned the company $ 2,000 without interest on June 12, 2008 to be repaid before December 31, 2008.   The note was fully satisfied on July 24, 2008.

Consulting services from Vice President – Chief Operating Officer, Director and Stockholder

Consulting services provided by the Vice President – Chief Operating Officer, Director and Stockholder for the fiscal year ended June 30, 2009 and 2008 is as follows:

	June 30, 2009	June 30, 2008
Consulting services received and consulting fees booked	$30,000	$23,500

	$30,000	$23,500

NOTE 11 – INCOME TAXES

Deferred tax assets

At June 30, 2009, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $172,748, that may be offset against future taxable income through 2029.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $58,734, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $58,734.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $29,397 and $28,714 for the fiscal year ended June 30, 2009 and 2008, respectively.

Components of deferred tax assets at June 30, 2009 and 2008 are as follows:

	June 30, 2009	June 30, 2008
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$58,734	29,337
Less valuation allowance	(58,734)	(29,337)
Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended June 30, 2009	For the Fiscal Year Ended June 30, 2008

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)
Effective income tax rate	0.0%	0.0%

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through October 13, 2009, the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Extension of payment required under the purchased order placed on February 22, 2008

On July 17, 2009, Hydrosystemtechnik, GmbH, issued Hydrodynex, Inc., an extension on the date by which Hydrodynex, Inc. is required to purchase an AO-System from Hydrosystemtechnik, GmbH, as agreed upon in the Amended Marketing, Distribution and License Agreement which was effective September 3, 2007.  This extension now states the purchase of an AO-System must be made by August 31, 2009.  On September 22, 2009 Hydrosystemtechnik, GmbH, further extended the agreement until November 30, 2009.

Issuance of shares of common stock for conversion of convertible notes payable

On August 23, 2009, pursuant to the Bridge Loan Agreement entered into by Kyle Drexel and Hydrodynex, Inc., dated August 22, 2008, Mr. Drexel exercised the conversion rights of the promissory note at the agreed rate of $0.25 per share. The original loan to the Company was in the amount of $5,000, and the 365 days of interest at 8% per annum of $400, equates to a conversion value of 21,600 shares.

On July 25, 2009, pursuant to the Bridge Loan Agreement entered into by Triax Capital Management and Hydrodynex, Inc., dated July 24, 2008, Triax Capital Management exercised the conversion rights of the promissory note at the agreed rate of $0.25 per share. The original loan to the Company was in the amount of $4,000, and the 365 days of interest at 8% per annum of $320, equates to a conversion value of 17,280 shares.

On September 2, 2009, pursuant to the convertible Promissory note between Robert and Shannon Rand and the Company entered into on July 23, 2008 in the amount of $3,000, the Company has repaid in full $3,240, which includes the payment of interest at 8% per annum.

Sale of common stock

On September 26, 2009, the Company sold 30,000 shares of common stock at $0.25 per share for $7,500 in cash.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A  CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of June 30, 2009 because fundamental elements of an effective control environment were not present as of June 30, 2009, including independent oversight and review of financial reporting, the financial reporting processes and procedures, and internal control procedures by our board of directors as we have not established an audit committee and our full board has not been adequately performing those functions.  There exists a nearly complete overlap between management and our board of directors, with four of our five directors being members of management, and the other director, Peter Schmid being a former member of management.  Specifically, we do not currently have the ability to objectively monitor the processes and procedures of financial reporting as the individuals responsible for financial reporting also comprise all but one of the members of our board of directors.  Additionally, due to insufficient staffing and lack of full-time personnel, it has not been possible to ensure appropriate segregation of duties between incompatible functions and formalized monitoring procedures have not, to date, been established or implemented.  In the course of our assessment, we also identified that there were control deficiencies which were the result of our not maintaining a sufficient complement of personnel to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements.  Essentially, the material weaknesses we have identified in our assessment are the same as those identified in our assessment as of June 30, 2008.  Due to a lack of sufficient capital resources and our lack of independent outside directors, we have been unable to remedy the material weaknesses which existed last year.

Based on this assessment and the material weakness described above, management has concluded that internal control over financial reporting was not effective as of June 30, 2009.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

We intend to take the following steps as soon as practicable to remediate the material weakness we identified as follows:

-

We will segregate incompatible functions using existing personnel where possible or, given sufficient capital resources, we will hire additional personnel to perform those functions.

-

To the extent we can attract outside directors, we will increase the oversight and review procedures of our board of directors with regard to financial reporting, financial reporting processes and procedures and internal control procedures.

-

To the extent we can attract outside directors, we will nominate an audit committee to review and assist the board with its oversight responsibilities.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2009, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B    OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Directors, Executive Officers, Promoters and Control Persons

Our current executive officers, directors and significant employees of Hydrodynex are as follows:

Name	Age	Position

Ronald Kunisaki	52	President, Chief Executive Officer, & Director since February 6, 2009.

Richard Kunisaki	51	Chief Financial Officer, Treasurer, & Director since February 6, 2009.

Jerod Edington	32

Vice President, Chief Operating Officer & Director since February 6, 2009.

President, Chief Executive Officer, & Director from January 10, 2008, through February 6, 2009.  President & Director from August 18, 2007, through January 10, 2008.

Vice President, Secretary, & Director from May 19, 2006, through August 18, 2007.

Derek Grant	30	Secretary, & Director since February 6, 2008 Secretary, Chief Financial Officer, Treasurer, & Director from November 24, 2008, through February 6, 2008.

Peter Schmid	54	Director Since August 18, 2007. Vice President & Director from August 18, 2007, through February 6, 2009.

Each director is elected to hold office for a one year term or until the next annual meeting of stockholders and until his successor is elected and qualified. The officers of Hydrodynex serve at the pleasure of Hydrodynex’ Board of Directors.

The following sets forth certain biographical information with respect to the directors and executive officers of Hydrodynex.

Ronald Kunisaki- Director, Chief Executive Officer, and President.  Mr. Kunisaki earned a B.A. in Economics from UCLA in 1979 and a Juris Doctor from George Washington University Law School in 1983.  He is currently an “inactive” member of the California Bar Association.  He was President and Founder of Kiyo International, an international consulting group specializing in licensing technologies between U.S. and Japanese companies, for nine years.  He then worked for three years as Vice President and Co-Founder of Innovative Sports Technologies, a specialty designer and marketer of graphite golf shafts.  For the nine years following that, Mr. Kunisaki was the President and Founder of Innovative Hockey, Inc., a designer, manufacturer and marketer of  graphite hockey sticks. With a manufacturing plant in Tijuana, Mexico (over 300 employees at its peak), and revenues in excess of $10 million.  For 3 years, he has acted as the President of Warrior Sports Manufacturing.

Richard Kunisaki - Director, Chief Financial Officer, and Treasurer.  Mr. Kunisaki earned a B.S. in Accounting Theory and Practice at California State University of Northridge. He received his certificate as a Certified Public Accountant from the State of California in 1994.  Mr. Kunisaki has over 22 years of professional accounting and financial management experience as a Certified Public Accountant and as a Controller with a Innovative Hockey, Inc., and Warrior Sports Manufacturing.  Mr. Kunisaki is a member of the California Society of Certified Public Accountants.

Jerod Edington - Founder, Vice President, Chief Operating Officer, and Director.  Mr. Edington attended the University of Washington in Seattle, Washington.  He earned a B.S. in Zoology in 2000.  He did radiation cancer and tumor research at the University of Washington Medical center’s Radiation Oncology Dept. for two years, receiving the coveted Mary Gate’s Endowment award for undergraduate research and co-authored a front-cover research report for “Biotechniques” magazine.  He has also been working in the TV/Film Production business for the past 5 years as President of Naked

Lumberjack Productions where he oversaw production of commercials, feature films, music videos, etc.  He is also a professional actor in the Screen Actors Guild and American Federation of TV and Radio Artists Unions.

Peter Schmid - Director.  Mr. Schmid was trained as a foreign sales businessman and received a marketing diploma from the Volkshochshule in Munich, Germany, in 1975.  In 1993 he founded Investment Management Financial Services, located in Aying, Germany, and acts as President and an investment manager for the company through present day.

Derek Grant - Secretary and Director.  Mr. Grant earned a B.S. in Business Marketing at San Jose State University.  He worked in the Financial Consulting business at Salomon Smith Barney before settling at Silicon Valley based startup, Qumu, Inc., formerly Media Publisher.  He was one of the founding members at the firm and was instrumental in Qumu's substantial growth over the past five years where the company was recently recognized by Inc.com and Deloitte Consulting as one of the fastest growing company in America.  Mr. Grant currently runs Sales Operations for the Western US & Canada.

There are no family relationships between any of the directors and executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent, or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment was not subsequently reversed, suspended or vacated; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

B. Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  We have no knowledge that, as of the date of this filing, our directors, executive officers, and persons who own more than ten percent of our common stock, have not filed an initial Form 3, Form 4 current report, or an annual Form 5 in a timely manner.

Code of Ethics

On August 15, 2008, we have adopted a Code of Business Conduct and Ethics for Directors, Officers and Employees and a Code of Ethics for the Chief Executive Officer and Senior Financial Officers.  Both are exhibits to this Report on Form 10-K.  We will provide to any person, without charge, upon request, a copy of our Code of Business Conduct and Ethics for Directors, Officers and Employees and a Code of Ethics for the Chief Executive Officer and Senior Financial Officers.  Any person may make such a request by mailing such a request addressed to our Chief Operations Officer and Vice President, Jerod Edington, at the address of our executive offices at 230 Bethany Rd. #128, Burbank, California 91504 or by faxing such a request to (702) 685-8887.

Audit Committee and Audit Committee Financial Expert

We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors.  As we are a development stage company with minimal revenues from operations, few employees, and relatively simple financial statements, as of June 30, 2009 we had not constituted any board committees, including an audit committee.  On August 15, 2008, we adopted charters for an Audit Committee, a Compensation Committee, and a Corporate Governance and Directors Nominating Committee, but will not have these committees until we have the resources to do so.  We do not have an audit committee financial expert who is an outside director. As our business grows and our financial statements become more complicated, we intend to seek an outside director who can qualify as an audit committee financial expert.

ITEM 11.   EXECUTIVE COMPENSATION.

A.   Summary Compensation Table

The table below sets forth the aggregate annual and long-term compensation paid by us during our last two fiscal years ended June 30, 2008 and June 30, 2009 to our Chief Executive Officers, Jerod Edington, who served as a our President and Chief Executive Officer from January 10, 2008 to February 6, 2009 and Ronald Kunisaki who served as our President and Chief Executive Officer from February 6, 2009 to the present (the “Named Executive Officer”). No executive officer’s salary and bonus exceeded $100,000 for the fiscal year 2008.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-Qualified Deferred Compensation Earnings ($) (h)	All other Compensation ($) (i)	Total ($) (j)
Ronald Kunisaki Pres. & CEO, Dir.	2009	0	0	0	0	0	0	0	0

Jerod Edington Vice Pres. & COO, Dir.	2008	22,500	0	0	1,250	0	0	0	23,750
	2009	30,000	0	0	0	0	0	0	30,000

B. Narrative Disclosure to Summary Compensation Table

Ronald Kunisaki has not entered into a formal written employment agreement with HydroDynex and has not been compensated in any manner to date for his service as our President and CEO since his appointment in February 2009.

Jerod Edington has also not entered into formal written employment contract with HydroDynex.  Jerod Edington is a consultant for the company per an agreement entered into on an at will basis with a monthly fee of $2,500 that began October 2007.  Jerod Edington was not paid his entire salary for June 2008 to June 2009, and such wage shortfalls shall be accrued and paid later.  Mr. Edington’s consulting fees end September of 2009.  On July 31, 2008, Jerod Edington was granted a non-statutory stock option to purchase 25,000 shares of common stock at $0.25 per share with all of the options vesting immediately for services performed during the fiscal year ended June 30, 2008.  Those options were valued at $1,250.

C. Outstanding Equity Awards at Fiscal Year End

Ronald Kunisaki has not been granted any HydroDynex stock options.  In August 2008, Jerod Edington was granted a non-statutory stock option to purchase 25,000 shares of common stock under the Hydrodynex 2006 Non-Qualified Stock Option Plan.  These options expire on July 31, 2013 and vested entirely upon the issue date.  The options are exercisable at the price of $0.25/share.

D. Compensation of Directors

No compensation was paid to directors for their director services during the fiscal year ending June 30, 2009.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of October 12, 2009 certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  The percentage of shares beneficially owned is based on 1,833,880 shares of common stock outstanding as of October 12, 2009.  Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of October 12, 2009, are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.  Except as otherwise listed below, the address of each person is 230 Bethany Rd., Ste. 128, Burbank, CA 91504.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Jerod Edington, Vice Pres., COO, Dir. (1)	525,000 shares	28.2%
Ronald Kunisaki, Pres., CEO, Dir. (2)	250,000 shares	13.6%
Peter Schmid, Dir. (3)	140,000 shares	7.6%
Derek Grant, Sec, Dir. (4)	5,000 shares	0.3%
Steven Espey 358 E. 69 th St., New York, NY 10021	100,000 shares	5.5%
Thomas Keller 4533 Lower Thomas Ranch Rd., Miranda, CA 95553	100,000 shares	5.5%
Karsten Behrens Rue de L’Union 16, 1800 Vevey, Switzerland	100,000 shares	5.5%
Triax Capital Management 1314 S Grand Ste. 2-176 Spokane, WA 99202	100,000 shares	5.5%
Executive officers and directors as a group 3 persons (5)	920,000 shares	49.7%

(1)

Jerod Edington, Vice President, COO, and director.  The holdings of Jerod Edington include 500,000 shares of common stock and options to purchase 25,000 shares at $0.25 per share that are exercisable currently or within 60 days of October 12, 2009.

(2)	Ronald Kunisaki, President, CEO, and director. The holdings of Ronald Kunisaki include 250,000 shares of common stock.
(3)

Peter Schmid, director. The holdings of Mr. Schmid include 125,000 shares of common stock and options common stock and options to purchase 15,000 shares at $0.25 per share that are exercisable currently or within 60 days of October 12, 2009.

(4)	Derek Grant, Secretary and director. The holdings of Mr. Grant include 5,000 shares of common stock.
(5)

The holdings of the executive officers and directors as a group include an aggregate of 880,000 shares of common stock, and 40,000 option shares exercisable currently or within 60 days of October 12, 2009.

Equity Compensation Plan Information

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of June 30, 2009:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plan approved by security holders (1)	0	$0	930,000
Equity compensation plans not approved by security holders	0	$0
Total	0	$0	930,000

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In July 2008, the Board of Director’s approved and granted the issuance of 55,000 non-statutory stock options from the Company’s 2006 Non-Qualified Stock Option Plan to officers of the company.  These options expire on July 31, 2013 and vested entirely upon issue date.  The options are exercisable at the price of $ 0.25/share.  The purpose of granting the stock options was to encourage and enable officers, directors, consultants, advisors, other key employees and related parties of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock.  Jerod Edington was granted a non-statutory stock option to purchase 25,000 shares of common stock.  Blaine Davidson and Peter Schmid were each granted 15,000 shares of common stock.  Subsequently, 15,000 stock options were returned for no considerations from former officer, Blaine Davidson.

On January 23, 2009, the company issued 250,000 shares at $.20 per share to Ronald Kunisaki who subsequently became CEO, President, and a Director of Hydrodynex.

Director Independence

The Board of Directors has determined that none of its five members are currently “independent directors” as that term is defined in Rule 4200(a)(15) of the Marketplace Rules of the National Association of Securities Dealers.  We are not presently required to have independent directors.  If we ever become a listed issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed by our principal accountant for services rendered during the fiscal years ended June 30, 2008 and 2009, are set forth in the table below:

Fee Category	Year ended June 30, 2009	Year ended June 30, 2008
Audit fees (1)	$15,864	$14,629
Audit-related fees (2)	0	0
Tax fees (3)	$0	$0
All other fees (4)	6,795	7,858
Total fees	$22,659	$22,487

(1)

“Audit fees” consists of fees incurred for professional services rendered for the audit of annual financial statements, for reviews of interim financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)

“Audit-related fees” consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	“Tax fees” consists of fees billed for professional services relating to tax compliance, tax advice and tax planning.
(4)	“All other fees” consists of fees billed for all other services, such as review of our registration statement on Form S-1 and EDGAR filing expenses.

Audit Committee’s Pre-Approval Policies and Procedures

We do not at this time have an audit committee.  Our Board of Directors (in lieu of an audit committee) pre-approves the engagement of our principal independent accountants to provide audit and non-audit services Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Board of Directors (in lieu of an audit committee) or unless the services meet certain de minimus standards.

PART IV

ITEM 15.    EXHIBITS

(a) 1 & 2.

Financial Statements See Item 8 in Part II of this report.

All other financial statement schedules are omitted because the information required to be set forth therein is not applicable or because that information is in the financial statements or notes thereto.

(a) 3.

Exhibits specified by item 601 of Regulation S-B.

HYDRODYNEX, INC.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibits	Description of Document	Filed Herewith	Form	Exhibit	Filing Date

3.1	Articles of Incorporation of Registrant		S-1	3.1	06-30-08

3.2	Certificate of Amendment to Articles of Incorporation of Registrant		8-K	3.1	09-05-08

3.3	Bylaws of Registrant		S-1	3.2	06-30-08

4.1	Form of 2008 Promissory Notes and Warrant Purchase Agreement		8-K	4.1	05-22-09

4.2	Form of 2008 Common Stock Purchase Warrant Agreement		8-K	10.1	11-28-09

10.1	Amended Exclusive North American license between Hydrodynex, Inc. and Hydrosystemtechnik, GmbH		8-K	3.1	09-05-08

10.2	Hydrosystemtechnik, GmbH, License Agreement Extension letter		8-K	3.1	09-24-09

10.3	2006 Non-Qualified Stock Option and Stock Appreciation Rights Plan Dated May 19, 2006		S-1	10.2	06-30-08

10.4	Corporate Governance Guidelines		10-K	10.3	09-30-08

10.5	Corporate Governance and Director’s Nominating Committee Charter		10-K	10.4	09-30-08

10.6	Compensation Committee Charter		10-K	10.5	09-30-08

10.7	Audit Committee Charter		10-K	10.6	09-30-08

10.8	Promissory Note between Jerod Edington and HydroDynex dated September 3, 2009	X

14.1	Code of Business Conduct and Ethics		10-K	14.1	05-22-09

14.2	Code of Ethics for the CEO and Senior Financial Officers		10-K	14.2	05-22-09

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Burbank, CA on this 13th day of October, 2009.

HYDRODYNEX, INC.

By:	/s/ Ronald Kunisaki
Ronald Kunisaki President & Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 13th day of October, 2009.

Signature	Title

/s/ Ronald Kunisaki	Director, President & Chief Executive Officer
Ronald Kunisaki	(Principal Executive Officer)

/s/ Richard Kunisaki	Director, Treasurer, & Chief Financial Officer
Richard Kunisaki	(Principal Financial and Accounting Officer)

/s/ Jerod Edington	Director, Vice President, & Chief Operating Officer
Jerod Edington

/s/ Derek Grant	Director & Secretary
Derek Grant

/s/ Peter Schmid	Director
Peter Schmid