Form 10-K/A
period 2009-06-30
Hydrodynex, Inc.
filed 2009-11-06
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Amendment No. 4

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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

Explanatory Note

This Amendment No. 4 to Form 10-K is filed due to notification by our management and in consultation with Li & Company, PC, our independent registered public accounting firm, about certain accounting misstatements in our previously issued financial statements for the fiscal year ended June 30, 2008. The details of the misstatements are disclosed in Note 3 to the Financial Statements on pages 39-43 and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section on page 26 of this Form 10-K/A-4 as well as in Form 8–K filed on October 13, 2009.

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

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. There are many factors that could cause actual results to differ materially from the forward looking statements. For a detailed explanation of such risks, please see the section entitled “Risk Factors” in this Report on Form 10-K. Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes included in this Report on Form 10-K and the section entitled “Management’s Discussion and Analysis or Plan of Operation” included in this Report on Form 10-K.

PART I

ITEM 1.    BUSINESS.

TABLE OF CONTENTS

A. Hydrodynex, Inc. – Introduction and Business Strategy	4
B. Hydrodynex’ Exclusive Technology License Agreement	6
C. Hydrodynex Products	9
D. Description of Proprietary Technology	9
E. Other Competing Technologies	10
F. Market Analysis and Competition	11
G. Marketing and Sales	12
H. Patents, Trademarks, and Copyrights	13
I. Employees	14
J. Governmental Regulation	14

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

As a result of the research and development work beginning in 1985 and conducted by Hydrosystemtechnik GmbH, from whom we have been granted an exclusive license for the anodic oxidation water disinfection product, substantial technological discoveries were made and a mechanized water disinfection unit was developed and improved which is collectively referred to as the AO-System ®.  Hydrosystemtechnik GmbH has developed and commercialized this innovative water purification and disinfection system and has been selling these units in the European market for the last 16 years.  In 2002, advancements to include warm water systems were developed by Hydrosystemtechnik GmbH.  Two U.S. patents have been granted to Hydrosystemtechnik GmbH covering the apparatus design of a water sterilization unit that uses the principals of anodic oxidation without adding chlorine compounds.  Hydrosystemtechnik GmbH had, as of the end of 2007, sold and installed over 160 AO-Systems ® units of 11 different models for projects in Europe and approximately 15 other countries worldwide.

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

B.   Hydrodynex’ Exclusive Technology License Agreement

We entered into a Marketing, Distribution and License Agreement with Hydrosystemtechnik GmbH September 3, 2007 .  On August 30, 2008, we entered into an Amended Marketing, Distribution and License Agreement, or amended license agreement, with Hydrosystemtechnik, which has the same effective date as the original license agreement, September 3, 2007, and supersedes the original license agreement.  Under the amended license agreement, we were granted the right to sell water disinfection systems based on the AO-System ® technology in all markets (except the dental market) in Canada, the United States, and Mexico on an exclusive basis for a period of three years after the effective date of the license agreement.  The license remains exclusive subject to Hydrodynex (a) leasing or purchasing an AO-System ® prior to April 31, 2009, as extended by the licensor, and (b) obtaining, by March 3 of 2010, verification and certification of the AO-System ® technology by the U.S. EPA necessary for commercialization and selling water disinfection systems in whole or in part within the United States.  We plan to undertake to secure technology verification from NSF, an independent third party testing laboratory, accredited by the EPA, to legally sell AO-Systems ® in the United States, but we have not initiated this process because we have yet to pay the remaining balance of €17,625 for the AO-System® test reactor unit that has been built for us by our licensor Hydrosystemtechnik.  Once we have completed our payment for the test reactor unit we will arrange delivery of the unit to NSF in Ann Arbor, Michigan for testing.  When we have sufficient funds to pay the remaining balance of the test unit, arrangements for payment and shipping to the U.S. of the test reactor unit will be made.  The time and process for testing the test reactor unit by NSF to meet EPA requirements is described above in Item 1.A.

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

We plan to market, sell, install, and maintain specialized AO-Systems ® on a retail basis pursuant to the license.  Stationary-type systems will be sold and installed in facilities such as hospitals, hotels, water cooling towers, swimming pools, etc.  Transportable AO-

Systems ® and packaging units will be marketed to the U.S. military and other associations involved in the use of portable water treatment systems for emergency and non-emergency markets.  Hydrodynex will purchase components on a wholesale basis from Hydrosystemtechnik to make, use, and sell specific water disinfection systems on a custom basis for it customers.  Hydrodynex has the option to engage in future manufacturing of the AO-Systems ® when it is deemed necessary and financially justifiable.

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

C.   Hydrodynex Products

 The AO-System ® units that Hydrodynex plans to sell utilize a novel and patented advanced technology broadly known as Anodic Oxidation.  The AO-System ® delivers this technology with 11 different reactor unit models to a wide range of water volume parameters and applicable markets such as potable water systems in buildings, municipal water treatment plants, and cooling tower disinfection.  The 11 different models have essentially only two variables in their parameters, a) ability to treat different water flow volumes, and b) ability to treat hot, cold, or both temperatures of water systems.  Improved electrode composition, design configurations, and process tuning, which are characteristics described in the associated patents make this generation of AO-System ® more advanced than other AO technologies developed over the past several decades.  We feel that the due diligence information gathering we have performed on other current competing technologies shows that the AO-System ® offers higher disinfection standards and we have found various shortcomings in competing technologies, as discussed below in Section E below.  When treating water for Legionella bacteria, conventional methods consisting of hyper-chlorination and super heat-flushing are generally known in the industry as temporary fixes.  The AO-System ® provides a viable technical solution that can kill Legionella bacteria.

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

We will also deploy a multi-channel Internet marketing strategy with the primary intention of building brand recognition, educating the consumer of the Hydrodynex value propositions, generating leads and increasing sales through the following tactics:

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

We will also look to present to building construction companies such as Ellerbe Becket and McCarthy Builders and invite them to infuse our systems into their new and old projects.  Builders want their projects to be problem free and safe to the tenants, so an approach such as this should prove profitable.

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

Another regulation that is required by state certification programs is electrical safety and grounding testing, often done by Underwriter Laboratories (“UL”).  This type of approval is necessary for selling and installing any electrical device within the United States.  Due to electrical components, motors, and wires, the AO-System® must undergo a thorough investigation by an accredited product safety laboratory such as UL for testing of equipment risk and certification.  This process is estimated to take two months and could cost $25,000 or more.

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

We have never earned a profit and is currently operating under a net loss. There is no guarantee that we will ever earn a profit.

From our inception on May 12, 2006 to the accounting period ended on June 30, 2008, we have not generated any revenue.  Rather, we operate under a net loss, and has an accumulated deficit of $86,286 as of the period ended June 30, 2008.  We do not currently have any revenue producing operations. We are not currently operating profitably, and it should be anticipated that it will operate at a loss at least until such time when the production stage is achieved, if production is, in fact, ever achieved.

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

We have no operating history and have not proved we can operate successfully.  We face all of the risks inherent in a new business.  If we fail, your investment in our common stock will become worthless.  From inception of May 12, 2006 to the audited period ended on June 30, 2007 and the audited period through June 30, 2008, we incurred a net loss of $(1,296) and $(84,454) respectively and did not earn any revenue. We do not currently have any revenue producing operations.

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

We currently rely heavily upon the services and expertise of Jerod Edington and Blaine Davidson.  In order to implement our business plan, management recognizes that additional management will be required at some point in the future.  However, on a near term basis, we will outsource most services and utilize independent consultants as much as possible.  The group of three directors, which includes the two officers, are the only personnel at the outset of operations.  The three officers can manage the office functions until we can generate enough revenues to hire additional employees.

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

The report of our independent auditors, on our audited financial statements as of and for the fiscal year ended June 30, 2008 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Our operations are dependent upon our ability to obtain financing and our ability to achieve future profitable operations from the development of our business model.  If we are not able to continue as a going concern, it is likely investors will lose their entire investment.

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

There currently is no market for our common stock.  Further, although our common stock is quoted on the OTC Bulletin Board, trading of its common stock may be extremely sporadic.  For example, several days may pass before any shares are traded.  There can be no assurance that although listed on an exchange,  a more active market for such common stock would develop.  Accordingly, investors must therefore bear the economic risk of an investment in our shares for an indefinite period of time.

If you purchase shares of our common stock you will experience immediate and substantial dilution.

If you purchase shares, you will incur immediate and substantial dilution in pro forma net tangible book value.  If we sell additional shares of common stock or issues warrants in the future and these holders of outstanding options and warrants exercise those options and warrants, you will incur further dilution.  In the event we obtain any additional funding, such financings are likely to have a dilutive effect on the holders of our securities. In addition, we have adopted an employee stock option plan under which officers, directors, consultants and employees will be eligible to receive stock options exercisable for our securities at exercise prices that may be lower than the Offering Price.  Such stock option grants, if any, may dilute the value of the securities.

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

Our common shares may be deemed to be “penny stock” as that term is defined in Regulation Section “240.3a51-1” of the Securities and Exchange Commission (the “SEC”).  Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a “recognized” national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three years) or U.S. $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than U.S. $6,000,000 for the last three years.

Section “15(g)” of the United States Securities Exchange Act of 1934, as amended, and Regulation Section “240.15g(c)2” of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.  Potential investors in our common shares are urged to obtain and read such disclosure carefully before purchasing any common shares that are deemed to be “penny stock”.

Moreover, Regulation Section “240.15g-9” of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common shares to resell their common shares to third parties or to otherwise dispose of them.  Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

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

ITEM 2.   PROPERTIES.

Our executive office is currently located at 230 Bethany Rd., Ste. #128, Burbank, CA 91504. The 150 square foot office is provided by Jerod Edington, the Chief Operating Officer and Vice President of Hydrodynex at no cost to Hydrodynex.  We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises until such time as we raise additional capital.

ITEM 3.   LEGAL PROCEEDINGS.

We are not involved in any legal proceedings, and there are no material pending legal proceedings of which we are aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of its stockholders in our fiscal year ending June 30, 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is not trading and has never traded on any stock exchanges.

Our transfer agent is Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

As of June 30, 2008, there were 41 holders of record of our common stock, of which 1,500,000 were issued and outstanding.

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

On November 25, 2008, we entered into definitive agreements relating to the private placement of $7,500 of our securities through the sale of 15,000 shares of our common stock at $0.50 per share, which included 15,000 three-year stock purchase warrants exercisable at $1.00 to a single, non-accredited investor.  The purchase price of the shares was set by the board of directors.  The purchase price of the shares is higher than that obtained by the Company in its most recent private placements.  The Purchaser in the private placement was Ryan Edington.  Ryan Edington is the brother of Jerod Edington, the Vice President and COO of the Company.  Upon the closing of the private placement, there will be no fees, commissions or professional fees for services rendered.  The placement was undertaken by the officers of the Company.  The private placement of these securities was exempt from registration under the Securities Exchange Act of 1933, as amended (the “Act”), pursuant to Section 4(2) thereof, and Rule 504 promulgated by the SEC under the Act.

On January 23, 2009, we entered into definitive agreements relating to the private placement of $50,000 of out securities through the sale of 250,000 shares of our common stock at $0.20 per share to a single, accredited investor. The purchaser in the private placement was Ronald Kunisaki.   In conjunction with the private placement, there were no fees, commissions or professional fees for services payable.  The placement was undertaken by the officers of Hydrodynex.  The private placement of these securities was exempt from registration under the

Securities Exchange Act of 1933, as amended (the “Act”), pursuant to Section 4(2) thereof, and Rule 506 promulgated by the SEC under the Act.

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

A.   General.

Hydrodynex, Inc. was organized under the laws of the state of Nevada on May 12, 2006 and is doing business as a marketer of the AO-Systems ® water treatment units.  We intend to manufacture or assemble and distribute the AO-Systems products in North America under the terms of our License agreement with Hydrosystemtechnik GmbH.  Since commencement of operations in 2006, substantially all of our efforts to date have been devoted to and limited primarily to organization, initial capitalization, market research, producing marketing materials and a website, securing a marketing agreement, preparing a comprehensive business and operating plan, evaluating the regulatory requirements to sell water treatment systems in the U.S., Canada and Mexico, and undertaking a marketing feasibility study.   Extensive research has been done on competing technologies and the water contaminants that most adversely affect water systems at the present time.  Legionella protection is the strongest market opportunity identified by us to date.  We will make Legionella our primary target market because of its wide prevalence and the high percentage of death resulting from infection.

Under our license agreement with our licensor Hydrosystemtechnik, we paid a non-refundable license fee creditable to royalty payments in the amount of 10,000 Euros in 2007.  We were required, under the original license agreement with our licensor, to make a non-refundable license payment of 20,000 Euros on June 1, 2008.  Hydrosystemtechnik agreed in writing to an extension of the due date for the second license payment from June 1, 2008 to August 31, 2008.  Under the terms of the amended license agreement dated August 30, 2008, the due date for the second license payment was extended to November 30, 2008.  We do not currently have sufficient funds to make this license payment and we will have to raise additional capital by selling equity or incurring debt in order to make this license payment.  A third license fee in the amount of 20,000 Euros will be due upon certification and approval of the AO-Systems ® by the US Environmental Protection Agency for commercial sales in the United States

We are currently organizing our distribution/dealer and direct marketing programs, which consists of placing our product in commercial buildings, retirement homes, cooling towers, and military installations. Our primary focus will be on establishing the defined sales channels and supporting them with meaningful marketing programs to the extent that funds are available.  We have not sold any product to date and have generated no revenues from operations.

Our plan of operation for the next 12 months will be the execution of our strategic business plan.   We intend to operate in three phases as follows:

Phase 1: Finalization of the Strategic Marketing Plan, complete the current audit of Hydrodynex, initial start-up capital realization through a second private stock offering, undertaking independent testing, securing EPA and State certification, and hiring/training sales and technical personnel.

Phase 2: Initiation of marketing and sales activities in selected markets in North America (U.S., Canada, and Mexico).  Full scale commercialization of the AO-System ®, including industrialization and after-sale service agreements, for the markets covered by us.  As part of its effort to commercialize the AO-System ®, we plan to offer mobile systems which may use a film pouch packaging system.

Phase 3:  Set-up manufacturing in the U.S. when it becomes a viable, profit-increasing option.

We need to raise a minimum of $400,000 to complete the first phase of our plan of operations and $2,000,000 to complete the second phase, for a total of $2,400,000 to implement both phases of our business plan.  In August 2008, we raised $12,000 and issued a convertible promissory note in that amount and 12,000 three year warrants exercisable at $1 per share to three investors as part of a $50,000 bridge loan.  The convertible promissory note earns interest at a rate of 8% per annum and matures one year from the date of issuance.  It converts automatically into common shares at $0.50 per share upon the closing of an equity financing of at least $400,000 (including funds received under the bridge loan) prior to the maturity date.  If such a financing does not close prior to the maturity date of the convertible promissory note, the holders may convert their notes into common stock at $0.25 per share on the maturity date.  We anticipate completing the bridge loan financing in the fourth quarter of 2008.

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

B.  Results of Operations

On October 6, 2009, upon the notification by our management and in consultation with Li & Company, PC, our independent registered public accounting firm about certain accounting misstatements in our previously issued financial statements for the fiscal year ended June 30, 2008 and quarterly periods ended September 30, 2008, December 31, 2008 and March 31, 2009.  Upon the notification by our management of such misstatements, our Board of Directors concluded that our previously issued financial statements for the fiscal year ended June 30, 2008 and quarterly periods ended September 30, 2008, December 31, 2008 and March 31, 2009, should no longer be relied upon due to certain accounting misstatements in those financial statements.  Such misstatements include, but are not limited to, the following: (i) to separate prepaid patents application costs from deferred license fees, (ii) to reclassify foreign currency transaction (gain) loss from the payment of license fees payable denominated in € previously recorded as deferred license fees, (iii) to record second and third license fee installment payments under exclusive license agreement not booked, (iv) to adjust license fees payable denominated in Euros to reflect the exchange rate at June 30, 2009.  The disclosure in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section has been modified to reflect the changes made to our financial statements as disclosed in Note 3 of the Notes to Financial Statements on pages 39-43 of this Form 10-KA4.

Since Hydrodynex was formed on May 12, 2006, it has not earned any revenues and has incurred a net loss since its inception of $86,286 through June 30, 2008.

For the twelve months ended June 30, 2008, our total expenses were $84,454 as compared to $1,296 for the twelve month period ending June 30, 2007.  The increase in expenses was due to several factors such as:

1.  A monthly consulting fee contracted to our COO, Jerod Edington (former CEO), in the amount of $2,500 per month, which was not implemented until October of 2007.  $0 was attributed to consulting fees in the expenses for the year ended June 30, 2007, and this increased to $23,500 for the year ended 2008.

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

4.  Our company retained a company accountant in January 2008, a corporate attorney to oversee contracts and our public reporting obligations in January 2008, and an independent auditor in February 2008.  The legal and accounting expenses for the year ended June 30, 2007, was $0, while the increased legal and accounting expenses for the year ended June 30, 2008, came to $12,383.

5.  Payment of a license fee due to our manufacturer and licensor in the amount of $14,892, per the Exclusive License Agreement terms.  This and other license agreement fees increased the deferred license fee from $0 for the year ended June 30, 2007, to $68,175 for the year ended June 30, 2008.

6.  The additional increase in this area was from two pre-paid patent application cost expenses totaling $6,997.

We do not presently expect the expenses listed above to increase in future periods.

C.   Liquidity and Capital Resources.

We are currently financing our operations from the proceeds from sales of common stock offered pursuant to our private placement, which was closed on September 30, 2007.  As of June 30, 2008, we had cash in the amount of $518.  We will need to raise additional capital or generate revenue by the third quarter of 2008 or curtail our operations.  As mentioned above, in July and August 2008, we raised $12,000 and issued a convertible promissory note in that amount and 12,000 three year warrants exercisable at $1 per share to three investors as part of a $50,000 bridge loan.  We intend to complete the $50,000 bridge loan and sell additional shares of common stock or units consisting of common stock and stock purchase warrants to secure additional capital to fund Phase I of our strategic plan.  The amount we would like to raise is $750,000.  We raised a total of $100,000 pursuant to Rule 504 of Regulation D of the Securities Act of 1933 in September 2007.

As of June 30, 2008, we had $518 in cash and cash equivalents. We do not have any available lines of credit. Since inception we have financed our operations from private placements of equity securities and loans from shareholders.

Net cash used in operating activities during the fiscal year ended June 30, 2008 was $96,365 resulting in a net loss of $84,454.

Net cash from financing activities for the fiscal year ended June 30, 2008 was $100,000 from sale of common stock at $.10 per share. This funding came from 40 investors in an offering that ended on September 30, 2007.

We plan to finance our needs principally from the following:

• Issuance of additional convertible promissory notes and warrants as part of a $50,000 bridge loan

• A private placement stock offering for shares in the company

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

Hydrodynex, Inc.

(A Development Stage Company)

June 30, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hydrodynex, Inc.

(A development stage company)

Burbank, California

We have audited the accompanying balance sheets of Hydrodynex, Inc. (a development stage company) (the “Company”) as of June 30, 2008 and 2007 and the related statement of operations, stockholder’s equity and cash flows for the fiscal years then ended and for the period from May 12, 2006 (Inception) through June 30, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits .

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2008 and 2007 and the results of its operations and its cash flows for the fiscal years then ended and for the period from May 12, 2006 (Inception) through June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company had a negative working capital and a deficit accumulated during the development stage at June 30, 2008 and had a net loss and cash used in operations for the fiscal year ended June 30, 2008, with no revenues during the period.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

October 12, 2009

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2008	June 30, 2007
	(As Restated)

Assets
Current Assets
Cash	$518	$17
Prepaid expenses	750	-
Advance on purchases	26,991	-

Total Current Assets	28,259	17

Office Equipment, net	1,239	-

Other Assets
Prepaid patent application costs	6,997	6,997
Deferred license fees	68,175	-

Total Other Assets	75,172	6,997

Total Assets	$104,670	$7,014

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$16,468	$-
Accrued expenses	42	-
Notes payable - related party	2,000	3,846

Total Current Liabilities	18,510	3,846

License Fees Payable	63,196	-

Total Liabilities	81,706	3,846

Stockholders Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized:
none issued or outstanding	-	-
Common stock, $.001 par value, 75,000,000 shares authorized,
1,500,000 and 500,000 shares issued and outstanding, respectively	1,500	500
Additional paid-in capital	107,750	4,500
Deficit accumulated during the development stage	(86,286)	(1,832)

Total Stockholders' Equity	22,964	3,168

Total Liabilities and Stockholders' Equity	$104,670	$7,014

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period from
	For the Fiscal Year	For the Fiscal Year	May 12, 2006
	Ended	Ended	(inception) through
	June 30, 2008	June 30, 2007	June 30, 2008
	(As Restated)		(As Restated)

NET REVENUES	$-	$-	$-

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES

Consulting fees	23,500	-	23,500
Depreciation	49	-	49
Board of directors fees	2,750	-	2,750
General and administrative	20,266	1,241	22,043
Legal and accounting	12,383	-	12,383
Travel	10,513	-	10,513
Advertising and promotion	5,000	-	5,000

Total Operating Expenses	74,461	1,241	76,238

LOSS FROM OPERATIONS	(74,461)	(1,241)	(76,238)

OTHER (INCOME) EXPENSES
Foreign currency transactions (gain) loss	9,913	-	9,913
Interest expense	80	55	135

Total Other (Income) Expenses	9,993	55	10,048

LOSS BEFORE TAXES	(84,454)	(1,296)	(86,286)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(84,454)	$(1,296)	$(86,286)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.07)	$(0.00)	$(0.08)

Weighted Common Shares Outstanding -
basic and diluted	1,254,056	500,000	1,092,247

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from May 12, 2006 (Inception) through June 30, 2008

				Deficit	Deficit	Deficit
				accumulated	accumulated	accumulated
	Common Stock, $0.001 Par Value		Additional	During the	During the	During the	Total	Total	Total
	Number of		Paid-in	Development	Development	Development	Stockholders'	Stockholders'	Stockholders'
	Shares	Amount	Capital	Stage	Stage	Stage	Equity	Equity	Equity
				(As Previously Reported)	(Adjustments)	(As Restated)	(As Previously Reported)	(Adjustments)	(As Restated)

Balance, May 12, 2006 (inception)	-	$-	$-	$-	$-	$-	$-	$-	$-

Shares issued to President for cash
at $0.01 per share	200,000	200	1,800				2,000	-	2,000

Net loss				(536)		(536)	(536)	-	(536)

Balance, June 30, 2006	200,000	200	1,800	(536)	-	(536)	1,464	-	1,464

Shares issued to President for cash
at $0.01 per share	300,000	300	2,700				3,000	-	3,000

Net loss				(1,296)		(1,296)	(1,296)	-	(1,296)

Balance, June 30 2007	500,000	500	4,500	(1,832)	-	(1,832)	3,168	-	3,168

Shares issued for Cash at $0.10 per share	1,000,000	1,000	99,000				100,000	-	100,000

Options issued For director fees			2,750				2,750	-	2,750

Options issued For services			1,500				1,500	-	1,500

Net loss				(74,541)	(9,913)	(84,454)	(74,541)	(9,913)	(84,454)

Balance, June 30, 2008	1,500,000	$1,500	$107,750	$(76,373)	$(9,913)	$(86,286)	$32,877	$(9,913)	$22,964

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows
			For the Period from
	For the Fiscal Year	For the Fiscal Year	May 12, 2006
	Ended	Ended	(inception) through
	June 30, 2008	June 30, 2007	June 30, 2008
	(As Restated)		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(84,454)	$(1,296)	$(86,286)

Adjustments to reconcile net loss to net cash
used in operating activities
Stock options issued for director fees	2,750		2,750
Depreciation expense	49		49
Stock options issued for services	1,500		1,500
Changes in operating assets and liabilities:
Prepaid expenses	750		750
Advances on purchases	(26,991)		(26,991)
Prepaid patent applications costs	-	(6,997)	(6,997)
Deferred license fees	(68,175)		(68,175)
Accounts payable and accrued liabilities	16,510		16,510
License fees payable	61,696		61,696

NET CASH USED IN OPERATING ACTIVITIES	(96,365)	(8,293)	(105,194)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in office equipment	(1,288)		(1,288)

NET CASH USED IN INVESTING ACTIVITIES	(1,288)	-	(1,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	-	3,518	3,846
Repayment of note payable - related party	(1,846)		(1,846)
Proceeds from sale of common stock	100,000	3,000	105,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	98,154	6,518	107,000

NET CHANGE IN CASH	501	(1,775)	518

Cash, Beginning of Period	17	1,792	-

Cash, End of Period	$518	$17	$518

SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:
Interest paid	$80	$-	$80
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

HYDRODYNEX, INC.

(A DEVELOPMENT STAGE COMPANY)

JUNE 30, 2008 AND 2007

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of June 30, 2008 or 2007.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, advance on purchase, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2008 or 2007, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal year ended June 30, 2008 or 2007 or for the period from May 12, 2006 (inception) through June 30, 2008.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model with weighted-average assumptions as discussed in each grant.  The ranges of assumptions for inputs for stock options issued under the 2006 Plan during the fiscal year ended June 30, 2008 and 2007 are as follows:

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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the fiscal year ended June 30, 2008 and 2007 as they were anti-dilutive:

		Weighted average number of potentially outstanding dilutive shares
		For the Fiscal Year Ended June 30, 2008	For the Fiscal Year Ended June 30, 2007
Stock options issued on June 30, 2008 under the 2006 Plan		85,000	-

Total potentially outstanding dilutive shares		85,000	-
%	%

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

Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 2009-213 on October 2, 2009.  Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.  Commencing with its annual report for the year ending June 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

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

(iv) To adjust License fees payable denominated in € to reflect the exchange rate at June 30, 2008
Foreign currency translation (gain) loss	$8,656
License fees payable	(8,656)

The following tables present the impact of the above mentioned adjustments to the financial information

Balance sheet information:

The restated balance sheet is set out as follows:

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2008		June 30, 2008	June 30, 2008
	(As Previously Reported)		(Adjustments)	(As Restated)
Assets
Current Assets
Cash	$518	$		$518
Prepaid expenses	750			750
Advance on purchases	26,991			26,991

Total Current Assets	28,259		-	28,259

Office Equipment, net	1,239		-	1,239

Other Assets
Prepaid patent application costs			6,997	6,997
Deferred license fees	21,889		46,286	68,175

Total Other Assets	21,889		53,283	75,172

Total Assets	$51,387		$53,283	$104,670

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$16,468	$		$16,468
Accrued expenses	42			42
Notes payable - related party	2,000			2,000

Total Current Liabilities	18,510		-	18,510

License Fees Payable			63,196	63,196

Total Liabilities	18,510		63,196	81,706

Stockholders Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized:	-			-
none issued or outstanding
Common stock, $.001 par value, 75,000,000 shares authorized,	-			-
1,500,000 shares issued and outstanding	1,500			1,500
Additional paid-in capital	107,750			107,750
Deficit accumulated during the development stage	(76,373)		(9,913)	(86,286)

Total Stockholders' Equity	32,877		(9,913)	22,964

Total Liabilities and Stockholders' Equity	$51,387		$53,283	$104,670

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

NOTE 4 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $86,286 at June 30, 2008 and had a net loss and cash used in operations of $84,454 and $96,365 for the fiscal year ended June 30, 2008, respectively, with no revenues since inception.

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

NOTE 5 – ADVANCE ON PURCHASES

On February 22, 2008, the Company placed a purchase order to acquire an AO-System ® for Electrochemical Disinfection of Cold and Warm Drinking Water from Hydrosystemtechnik, GmbH for €35,250 (equivalent to $53,982 at February 22, 2008), 50% of which (€17,625) has been paid on February 25, 2008 and the remaining balance of (€17,625) being extended to be due and payable on November 30, 2008.

NOTE 6 – OFFICE EQUIPMENT

Office equipment, stated at cost, less accumulated depreciation at June 30, 2008 and 2007 consisted of the following:

	Estimated Useful Life (Years)	June 30, 2008	June 30, 2007
Office equipment	5	$1,288	$-

		1,288	-
Less accumulated depreciation		(49)	-

		$1,239	$-

Depreciation expense for the fiscal year ended June 30, 2008 and 2007 was $49 and $0, respectively.

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

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

The table below summarizes the Company’s stock option activity for the fiscal year ended June 30, 2008 and 2007:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value
Balance, June 30, 2007	-	$-	$-	-	$-

Granted	85,000	0.25	0.25	4,250	-
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2008	85,000	0.25	0.25	4,250	-

Vested and exercisable, June 30, 2008	85,000	$0.25	$0.25	4,250	$-
Unvested, June 30, 2008	-	$-	$-	-	$-

The following table summarizes information concerning outstanding and exercisable stock options as of June 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25	85,000	5.0	$0.25	85,000	5.0	$0.25

$0.25	85,000	5.0	$0.25	85,000	5.0	$0.25

As of June 30, 2008, there were 915,000 shares of stock options available for issuance under the 2006 Plan.

NOTE 9 – RELATED PARTY TRANSACTIONS

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

Consulting services from then President, Director and Stockholder

Consulting services provided by then President, Director and Stockholder for the fiscal year ended June 30, 2008 and 2007 is as follows:

	June 30, 2008	June 30, 2007
Consulting services received and consulting fees booked	$23,500	$-

			)
	$23,500	$-

NOTE 10 – INCOME TAXES

Deferred tax assets

At June 30, 2008, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $86,286, that may be offset against future taxable income through 2028.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $29,337, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $29,337.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $28,714 and $441 for the fiscal year ended June 30, 2008 and 2007, respectively.

Components of deferred tax assets at June 30, 2008 and 2007 are as follows:

	June 30, 2008	June 30, 2007
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$29,337	623
Less valuation allowance	(29,337)	(623)
			25
Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended June 30, 2008	For the Fiscal Year Ended June 30, 2007

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)
Effective income tax rate	0.0%	0.0%

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through September 26, 2008, the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

The Company has amended its license agreement with Hydrosystemtechnik, GmbH, a German company.  The second license fee payment of €20,000 has been extended to be due to Hydrosystemtechnik on November 30, 2008.

The Company is working on bridge financing of up to $50,000 from individuals or entities.  $12,000 of bridge funding has been received since the June 30 fiscal year end.  The promissory notes are convertible into common stock with warrants attached.   The notes are due one year from the date of issuance with simple interest at 8% per annum.

The Company has amended its Articles of Incorporation to increase the number of authorized Common Shares to 75,000,000 from 70,000,000.

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

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were ineffective.

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

ITEM 9B   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Directors, Executive Officers, Promoters and Control Persons

The current executive officers, directors and significant employees of Hydrodynex are as follows:

Name	Age	Position

Ronald Kunisaki	52	Current President, Chief Executive Officer, & Director since February 6, 2009.
Richard Kunisaki	51	Current Chief Financial Officer, Treasurer, & Director since February 6, 2009.
Jerod C. Edington	32

Current Vice President, Chief Operating Officer & Director since February 6, 2009.

President, Chief Executive Officer, & Director from January 10, 2008, through February 6, 2009.

President & Director from August 18, 2007, through January 10, 2008.

Vice President, Secretary, & Director from May 19, 2006, through August 18, 2007.

Derek Grant	30	Current Secretary, & Director since February 6, 2008 Secretary, Chief Financial Officer, Treasurer, & Director from November 24, 2008, through February 6, 2008.
Peter Schmid	54	Current Director Since August 18, 2007. Vice President & Director from August 18, 2007, through February 6, 2009.

Each director is elected to hold office for a one year term or until the next annual meeting of stockholders and until his successor is elected and qualified. Our officers serve at the pleasure of Hydrodynex’ Board of Directors.

The following sets forth certain biographical information with respect to our directors and executive officers:

Ronald Kunisaki - Director, Chief Executive Officer, and President.  Mr. Kunisaki earned a B.A. in Economics from UCLA in 1979 and a Juris Doctor from George Washington University Law School in 1983.  He is currently an “inactive” member of the California Bar Association.  He was President and Founder of Kiyo International, an international consulting group specializing in licensing technologies between U.S. and Japanese companies, for nine years.  He then worked for three years as Vice President and Co-Founder of Innovative Sports Technologies, a specialty designer and marketer of graphite golf shafts.  For the nine years following that, Mr. Kunisaki was the President and Founder of Innovative Hockey, Inc., a designer, manufacturer and marketer of graphite hockey sticks. With a manufacturing plant in Tijuana, Mexico (over 300 employees at its peak), and revenues in excess of $10 million.  For the last 3 years, he has acted as the President of Warrior Sports Manufacturing.

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

B. Narrative Disclosure to Summary Compensation Table

Jerod Edington has not entered into formal written employment agreement with HydroDynex.  Jerod Edington has been employed on an at will basis with a base salary of $2,500 per month beginning October 2007 but with any bonus or option compensation at the discretion of the disinterested members of the board of directors.  Jerod Edington was not paid his entire salary for June 2008, and such wage shortfalls shall be accrued and paid later.  On July 31, 2008, Jerod Edington was granted a non-statutory stock option to purchase 25,000 shares of common stock at $0.25 per share with all of the options vesting immediately for services performed during the fiscal year ended June 30, 2008.  Those options were valued at $1,250.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. Aggregate fees billed for professional services rendered by Williams & Webster, P.S. in connection with its audit of our financial statements as of and for the period ended June 30, 2007, and June 30, 2008, which included its reviews of our un-audited condensed consolidated interim financial statements, and for SEC consultations and filings were $10,744.75 and $5,383.75 thus far, respectively.

Audit-Related Fees -  None.

Tax Fees – None

All Other Fees - None

PART IV

ITEM 15.    EXHIBITS

(a) 1 & 2.

Financial Statements See Item 8 in Part II of this report.

All other financial statement schedules are omitted because the information required to be set forth therein is not applicable or because that information is in the financial statements or notes thereto.

(a) 3.

Exhibits specified by item 601 of Regulation S-B.

HYDRODYNEX, INC.

INDEX TO EXHIBITS

Exhibits	Description of Document

3.1	Articles of Incorporation of Registrant(1)

3.2	Bylaws of Registrant(1)

4.1	Form of 2008 Promissory Notes and Warrant Purchase Agreement (5)

4.2	Form of 2008 Common Stock Warrant Purchase Agreement (5)

10.1	Exclusive North American license between Hydrodynex, Inc. and Hydrosystemtechnik, GmbH (1)

10.2	2006 Non-Qualified Stock Option and Stock Appreciation Rights Plan Dated May 19, 2006 (1)

10.3	Corporate Governance Guidelines (4)

10.4	Corporate Governance and Director’s Nominating Committee Charter (4)

10.5	Compensation Committee Charter (4)

10.6	Audit Committee Charter (4)

10.7	Promissory Note between Jerod Edington and HydroDynex dated June 12, 2008 (4)(3)

14.1	Code of Business Conduct and Ethics (5)

14.2	Code of Ethics for the CEO and Senior Financial Officers (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (2)

32.1	Section 1350 Certifications (2)

(1)

Filed with the Securities and Exchange Commission on June 30, 2008 as an exhibit, numbered as indicated above, to the Registrant’s registration statement on Form S-1 (file no. 333-152052), which exhibit is incorporated herein by reference.

(2)	Filed herewith.
(3)	Promissory note was paid in full on July 24, 2008
(4)	Filed as an exhibit, numbered as indicated above, to the Form 10-K Annual Report (file no. 333-152052) filed on September 30, 2008, which exhibit is incorporated herein by reference.
(5)	Filed as an exhibit, numbered as indicated above, to the Form 10-K Annual Report (file no. 333-152052) filed on May 22, 2009, which exhibit is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Burbank, CA on this 6th day of November, 2009.

HYDRODYNEX, INC.

By:	/s/ Ronald Kunisaki
Ronald Kunisaki President & Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 6th day of November, 2009.

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