Form 10-Q/A
period 2008-09-30
Hydrodynex, Inc.
filed 2009-11-12
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment No. 3

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

(702) 722-9496

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

Explanatory Note

This Amendment No. 3 to Form 10-Q is filed due to notification by our management and in consultation with Li & Company, PC, our independent registered public accounting firm, about certain accounting misstatements in our previously issued financial statements for the period ended September 30, 2008 as disclosed in Current Report on Form 8-K filed with the United States Securities and Exchange Commission (“SEC”) on October 13, 2009. The details of the misstatements are disclosed in Note 3 to the Financial Statements on pages 9-23 and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section on page 24 of this Form 10-Q/A-3.

PART I – FINANCIAL STATEMENTS

Item1. Financial Statements

HYDRODYNEX, INC. (A Developmental Stage Company) September 30, 2008 and 2007 INDEX TO FINANCIAL STATEMENTS
Balance Sheets at September 30, 2008 (Unaudited) and June 30, 2008	4
Statements of Operations for the Three Months Ended September 30, 2008 and 2007 and for the Period from May 12, 2006 (Inception) through September 30, 2008 (Unaudited)	5
Statement of Stockholders’ Equity (Deficit) for the Period from May 12, 2006 (Inception) through September 30, 2008 (Unaudited)	6
Statements of Cash Flows for the Three Months Ended September 30, 2008 and 2007 and for the Period from May 12, 2006 (Inception) through September 30, 2008 (Unaudited)	7-8
Notes to the Financial Statements (Unaudited)	9-23

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2008	June 30, 2008
	(Unaudited)
	(As Restated)
Assets
Current Assets
Cash	$52	$518
Prepaid expenses	374	750
Advance on purchases	26,991	26,991

Total Current Assets	27,417	28,259

Office Equipment, net	1,175	1,239

Other Assets
Prepaid patent application costs	6,997	6,997
Deferred license fees	68,175	68,175

Total Other Assets	75,172	75,172

Total Assets	$103,764	$104,670

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$27,651	$16,468
Accrued expenses	1,469	42
Accrued expenses - related party	7,650	-
Current portion of License fees payable	28,898	31,598
Interest payable	150	-
Notes payable - related party	-	2,000
Convertible notes payable, net of financing cost	9,800	-
Total Current Liabilities	75,618	18,510

License Fees Payable, net of current portion	28,898	31,598
Total Liabilities	104,516	81,706

Stockholders Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized:
none issued or outstanding	-	-
Common stock, $.001 par value, 75,000,000 shares authorized,
1,500,000 shares issued and outstanding	1,500	1,500
Additional paid-in capital	110,390	107,750
Deficit accumulated during the development stage	(112,642)	(86,286)

Total Stockholders' Equity (Deficit)	(752)	22,964

Total Liabilities and Stockholders' Equity (Deficit)	$103,764	$104,670

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period from
	For the Three Months	For the Three Months	May 12, 2006
	Ended	Ended	(inception) through
	September 30, 2008	September 30, 2007	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated)		(As Restated)

NET REVENUES	-	$-	$-

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES

Consulting fees	7,500	-	31,000
Depreciation	65	-	114
Board of directors fees	-	-	2,750
General and administrative	1,186	33	23,229
Legal and accounting	22,381	-	34,764
Travel	34	-	10,547
Advertising and prootion	-	-	5,000

Total Operating Expenses	31,166	33	107,404

LOSS FROM OPERATIONS	(31,166)	(33)	(107,404)

OTHER (INCOME) EXPENSES
Foreign currency transactions (gain) loss	(5,400)	-	4,513
Interest expense	590	-	725

Total Other (Income) Expenses	(4,810)	-	5,238

LOSS BEFORE TAXES	(26,356)	(33)	(112,642)

INCOME TAX PROVISION	-	-	-

NET LOSS	(26,356)	$(33)	$(112,642)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	(0.02)	$(0.00)	$(0.12)

Weighted Common Shares Outstanding -
basic and diluted	1,500,000	500,000	916,312

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from May 12, 2006 (Inception) through September 30, 2008
(Unaudited)

	Common Stock, $0.001 Par Value		Additional	Additional	Additional	Deficit Accumulated	Deficit Accumulated	Deficit Accumulated	Total	Total	Total
	Number of		Paid-in	Paid-in	Paid-in	During the	During the	During the	Stockholders'	Stockholders'	Stockholders'
	Shares	Amount	Capital	Capital	Capital	Development Stage	Development Stage	Development Stage	Equity (Deficit)	Equity (Deficit)	Equity (Deficit)
			(As Previously Reported)	(Adjustments)	(As Restated)	(As Previously Reported)	(Adjustments)	(As Restated)	(As Previously Reported)	(Adjustments)	(As Restated)

Balance, May 12, 2006 (inception)	-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Shares issued to President for cash
at $0.01 per share	200,000	200	1,800		1,800				2,000	-	2,000

Net loss						(536)		(536)	(536)	-	(536)

Balance, June 30, 2006	200,000	200	1,800	-	1,800	(536)	-	(536)	1,464	-	1,464

Shares issued to President for cash
at $0.01 per share	300,000	300	2,700		2,700				3,000	-	3,000

Net loss						(1,296)		(1,296)	(1,296)	-	(1,296)

Balance, June 30, 2007	500,000	500	4,500	-	4,500	(1,832)	-	(1,832)	3,168	-	3,168

Shares issued for cash at $0.10 per share	1,000,000	1,000	99,000		99,000				100,000	-	100,000

Options issued for director fees			2,750		2,750				2,750	-	2,750

Options issued for services			1,500		1,500				1,500	-	1,500

Net loss						(74,541)	(9,913)	(84,454)	(74,541)	(9,913)	(84,454)

Balance, June 30, 2008	1,500,000	1,500	107,750	-	107,750	(76,373)	(9,913)	(86,286)	32,877	(9,913)	22,964

Warrants issued in connection with
issuance of convertible notes payable				2,640	2,640				-	2,640	2,640

Net loss						(31,316)	4,960	(26,356)	(31,316)	4,960	(26,356)

Balance, September 30, 2008	1,500,000	$1,500	$107,750	$2,640	$110,390	$(107,689)	$(4,953)	$(112,642)	$1,561	$(2,313)	$(752)

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows
			For the Period from
	For the Three	For the Three	May 12, 2006
	Months Ended	Months Ended	(inception) through
	September 30,	September 30,	September 30,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated)		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(26,356)	$(33)	$(112,642)

Adjustments to reconcile net loss to net cash
used in operating activities
Stock options issued for director fees	-		2,750
Depreciation expense	65		114
Discount on convertible notes payable	(2,200)		(2,200)
Warrants issued for debt financing cost	2,640		2,640
Stock options issued for services	-		1,500
Changes in operating assets and liabilities:
Prepaid expenses	375		1,125
Advances on purchases	-		(26,991)
Prepaid patent applications costs	-		(6,997)
Deferred license fees	-		(68,175)
Accounts payable and accrued liabilities	12,760		29,270
License fees payable	(5,400)		56,296
Due to related party	7,650		7,650

NET CASH USED IN OPERATING ACTIVITIES	(10,466)	(33)	(115,660)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	-		(1,288)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(1,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Accrued expenses - related party	-		-
Proceeds from note payable - related party	-		3,846
Repayment of note payable - related party	(2,000)		(3,846)
Proceeds from convertible notes payable	12,000		12,000
Proceeds from sale of common stock	-	24,700	105,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	24,700	117,000

NET CHANGE IN CASH	(466)	24,667	52

Continued.....

Cash, Beginning of Period	518	17	-

Cash, End of Period	$52	$24,684	$52

SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:
Interest paid	$590	$-	$725
Income tax paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
warrants issued in connection with issuance of convertible debt	$2,640	-	$2,640

See accompanying notes to the financial statements.

Hydrodynex, Inc.

(A Development Stage Company)

September 30, 2008 and 2007

Notes to the Financial Statements

(Unaudited)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2008 and notes thereto contained in the information as part of the Company’s amended Annual Report on Form 10KA filed with the SEC on November 6, 2009.

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

Reclassification

Certain amounts in the prior period balance sheet have been reclassified to conform to the current period presentation.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of September 30, 2008 or 2007.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2008 or 2007, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2008 or 2007 or for the period from May 12, 2006 (inception) through September 30, 2008.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model with weighted-average assumptions as discussed in each grant.  The ranges of assumptions for inputs for stock options issued under the 2006 Plan during the interim period ended September 30, 2008 and 2007 are as follows:

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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended September 30, 2008 and 2007 as they were anti-dilutive:

	Weighted average number of potentially outstanding dilutive shares
	For the Interim Period Ended September 30, 2008	For the Interim Period Ended September 30, 2007
Stock options issued on June 30, 2008 under the 2006 Plan	85,000	-

Warrants issued in connection with the issuance of convertible notes payable issued between July 24, 2008 and August 23, 2008 with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance	12,000	-

Total potentially outstanding dilutive shares	97,000	-

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

Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 2009-213 on October 2, 2009.  Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.  Commencing with its annual report for the fiscal year ending June 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

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

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" (“SFAS 161”).  SFAS 161 amends and expands disclosures about derivative instruments and hedging activities. FAS 161 required qualitative disclosures about the objectives and strategies of derivative instruments, quantitative disclosures about the fair value amounts of and gains and losses on derivative instruments, and disclosures of credit-risk-related contingent features in hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008 and will be effective for the Company in fiscal year 2010. Early adoption is prohibited; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company has not yet determined the effect, if any, that the adoption of this standard will have on its financial position or results of operations.

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

NOTE 3 – RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the original issuance of the Company’s financial statements for the interim period ended September 30, 2008 as included in its amended quarterly report on Form 10-Q/A-2 filed on April 22, 2009, the Company’s management identified certain accounting misstatements during the period.  As a result of issues identified in the review of its financial statements for the fiscal year ended June 30, 2008, its Board of Directors, in consultation with management and Li & Company, PC, its independent registered public accounting firm, concluded that its previously issued financial statements for the interim period ended September 30, 2008, should no longer be relied upon because of certain accounting misstatements in those financial statements.  Accordingly, the Company has restated its previously issued financial statements for the period.  Details of the misstatements are set out below:

Misstatements for the fiscal year ended June 30, 2008 carried forward to the interim period ended September 30, 2008:

	Misstatements Dr. (Cr.)	Impact to Statement of Operations

(i) To separate prepaid patents application costs from deferred license fees
Prepaid patent applications costs	$6,997
Deferred license fees	(6,997)

(ii) To reclassify foreign currency transaction (gain) loss from the payment of license fees payable denominated in € previously recorded as deferred license fees
Deficit accumulated during the development stage (Foreign currency transactions (gain) loss)	$1,257	(1,257)
Deferred license fees	(1,257)

(iii) To record second and third license fee installment payments under exclusive license agreement not booked
Deferred license fees	$54,540
License fees payable	(54,540)

(iv) To adjust License fees payable denominated in € to reflect the exchange rate at June 30, 2008
Deficit accumulated during the development stage (Foreign currency translation (gain) loss)	$8,656	(8,656)
License fees payable	(8,656)

(v) To reclassify the License fee payment required to be made on November 30, 2008 from License fees payable to Current portion of License fees payable.
License fees payable	$31,598
Current portion of License fees payable	(31,598)

		$(9,913)

Misstatements for the interim period ended September 30, 2008:

	Misstatements Dr. (Cr.)	Impact to Statement of Operations

(vi) To adjust License fees payable denominated in € to reflect the exchange rate at September 30, 2008
License fees payable	2,700
Current portion of License fees payable	2,700
Foreign currency translation (gain) loss	$(5,400)	5,400

(vii) To record the warrants issued in connection with the issuance of convertible notes payable
Financing cost	$2,640
Additional paid-in capital	(2,640)

(viii) To record the warrants issued in connection with the issuance of convertible notes payable
Interest expense	$440	(440)
Financing cost	(440)

		$4,960

The following tables present the impact of the above mentioned adjustments to the financial information

Balance sheet information:

The restated balance sheet is set out as follows:

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2008		September 30, 2008	September 30, 2008
	(Unaudited)		(Unaudited)	(Unaudited)
	(As previously Reported)		(Adjustments)	(As Restated)

Assets
Current Assets
Cash	$52	$		$52
Prepaid expenses	374			374
Advance on purchases	26,991			26,991

Total Current Assets	27,417		-	27,417

Office Equipment
Office equipment	1,288			1,288
Less: Accumulated depreciation	(113)			(113)

Office Equipment, net	1,175		-	1,175

Other Assets
Prepaid patent application costs	-		6,997	6,997
Deferred license fees	21,889		46,286	68,175

Total Other Assets	21,889		53,283	75,172

Total Assets	$50,481		$53,283	$103,764

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$27,651	$		$27,651
Accrued expenses	1,469			1,469
Accrued expenses - related party	7,650			7,650
Current portion of License fees payable			28,898	28,898
Interest payable	150			150
Notes payable - related party	-			-
Convertible notes payable, net of financing cost	12,000		(2,200)	9,800

Total Current Liabilities	48,920		26,698	75,618

License Fees Payable, net of current portion			28,898	28,898

Total Liabilities	48,920		55,596	104,516

Continued...

Stockholders Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized:
none issued or outstanding	-		-
Common stock, $.001 par value, 75,000,000 shares authorized,
1,500,000 shares issued and outstanding	1,500		1,500
Additional paid-in capital	107,750	2,640	110,390
Deficit accumulated during the development stage	(107,689)	(4,953)	(112,642)

Total Stockholders' Equity (Deficit)	1,561	(2,313)	(752)

Total Liabilities and Stockholders' Equity (Deficit)	$50,481	$53,283	$103,764

Statements of operations information:

The restated statement of operations is set out as follows:

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations

	For the Three Months		For the Three Months	For the Three Months
	Ended		Ended	Ended
	September 30, 2008		September 30, 2008	September 30, 2008
	(Unaudited)		(Unaudited)	(Unaudited)
	(As Previously Reported)		(Adjustments)	(As Restated)

NET REVENUES	$-	$		$-

COST OF GOODS SOLD	-			-

GROSS PROFIT	-		-	-

OPERATING EXPENSES

Consulting fees	7,500			7,500
Depreciation	65			65
General and administrative	1,186			1,186
Legal and accounting	22,381			22,381
Travel	34			34

Total Operating Expenses	31,166		-	31,166

LOSS FROM OPERATIONS	(31,166)		-	(31,166)

OTHER (INCOME) EXPENSES
Foreign currency transactions (gain) loss			(5,400)	(5,400)
Interest expense	150		440	590

Total Other (Income) Expenses	150		(4,960)	(4,810)

LOSS BEFORE TAXES	(31,316)		4,960	(26,356)

INCOME TAX PROVISION	-		-	-

NET LOSS	$(31,316)		$4,960	$(26,356)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.02)		$0.00	$(0.02)

Weighted Common Shares Outstanding -
basic and diluted	1,500,000		1,500,000	1,500,000

Statement of cash flows information:

The restated statement of cash flows is set out as follows:

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows

		For the Three	For the Three	For the Three
		Months Ended	Months Ended	Months Ended
		September 30, 2008	September 30, 2008	September 30, 2008
		(Unaudited)	(Unaudited)	(Unaudited)
		(As Previously Reported)	(Adjustments)	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss		$(31,316)	$4,960	$(26,356)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense		65		65
Discount on convertible notes payable		-	(2,200)	(2,200)
Warrants issued for debt financing cost		-	2,640	2,640
Changes in operating assets and liabilities:
Prepaid expenses		375		375
Accounts payable and accrued liabilities		12,760		12,760
License fees payable			(5,400)	(5,400)
Due to related party		7,650		7,650

NET CASH USED IN OPERATING ACTIVITIES		(10,466)	-	(10,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable - related party		(2,000)		(2,000)
Proceeds from convertible notes payable		12,000		12,000

NET CASH PROVIDED BY FINANCING ACTIVITIES		10,000	-	10,000

NET CHANGE IN CASH		(466)	-	(466)

Cash, Beginning of Period		518		518

Cash, End of Period		$52	$-	$52

SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:
Interest paid		$150	$440	$590
Income tax paid		$-	$-	$-

NON-CASH FINANCING & INVESTING TRANSACTIONS:
warrants issued in connection with issuance of convertible debt	$		$-	$2,640

NOTE 4 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $112,642 at September 30, 2008 and had a net loss and cash used in operations of $26,356 and $10,466 for the periods ended September 30, 2008, respectively, with no revenues since inception.

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

NOTE 5 – ADVANCE ON PURCHASES

On February 22, 2008, the Company placed a purchase order to acquire an AO-System ® for Electrochemical Disinfection of Cold and Warm Drinking Water from Hydrosystemtechnik, GmbH for €35,250 (equivalent to $53,982 at February 22, 2008), 50% of which (€17,625) has been paid on February 25, 2008 and the remaining balance of (€17,625) is due and payable upon delivery.  As of November 9, 2009 the AO-System ®.unit has not been delivered.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable at September 30, 2008 and June 30, 2008 consisted of the following:

	September 30, 2008	June 30, 2008
Convertible notes payable of $12,000 issued to individual note holders from July 24, 2008 through August 23, 2008 with simple interest at 8.00% per annum due one (1) year from the date of issuance, convertible to common stock at $0.50 per share inclusive of warrants to purchase 12,000 shares at $1.00 per share expiring three (3) year from the date of issuance, all of which have been converted to shares of the Company’s common stock when due.	$12,000	$-

Fair value of warrants issued in connection with issuance of convertible note payable	(2,640)	-

Amortization of the fair value of warrants	440	-

	$9,800	$-

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

The Company amortizes the fair value of the warrants of $2,640 over the life of the convertible notes payable of one (1) year from the date of issuance, $440 of which was amortized as financing cost for the interim period ended September 30, 2008.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

The fair value of the stock options issued in June 2008 under the 2006 Plan using the Black-Scholes Option Pricing Model was $4,250 at the date of grant, all of which have being recognized as stock based compensation and so included in the statements of operations upon issuance.  For the interim period ended September 30, 2008, the Company did not grant any stock options nor record any stock-based compensation.

The table below summarizes the Company’s stock option activity for the period ended September 30, 2008:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value
Balance, June 30, 2007	-	$-	$-	-	$-

Granted	85,000	0.25	0.25	4,250	-
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2008	85,000	0.25	0.25	4,250	-

Granted	-	-	-		-
Canceled	(-)	-	-	-	-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, September 30, 2008	85,000	$0.25	$0.25	4,250	$-

Vested and exercisable, September 30, 2008	85,000	$0.25	$0.25	4,250	$-

Unvested, September 30, 2008	-	$-	$-	-	$-

The following table summarizes information concerning outstanding and exercisable stock options as of September 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25	85,000	4.0	$0.25	85,000	5.0	$0.25

$0.25	85,000	4.0	$0.25	85,000	5.0	$0.25

As of September 30, 2008, there were 915,000 shares of stock options available for issuance under the 2006 Plan.

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

The table below summarizes the Company’s warrants activity for the interim period ended September 30, 2008 and 207:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, June 30, 2008	-	$-	$-	$-	$-

Granted	12,000	1.00	1.00	2,640	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, September 30, 2008	12,000	$1.00	$1.00	$2,640	$-

Earned and exercisable, September 30, 2008	12,000	$1.00	$1.00	$2,640	$-

Unvested, September 30, 2008	-	$1.00	$1.00	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2008:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.00	12,000	2.00	$1.00	12,000	3.00	$1.00

$1.00	12,000	2.00	$1.00	12,000	3.00	$1.00

NOTE 8 – RELATED PARTY TRANSACTIONS

Advances from stockholder

The stockholder of the Company provides advances to the Company for its working capital.  These advances bear no interest and have no formal repayment terms.

Notes payable to stockholder

The president of the Company loaned the company $ 2,000 without interest on June 12, 2008 to be repaid before December 31, 2008.   The note was fully satisfied on July 24, 2008.

Consulting services from then President, Director and Stockholder

Consulting services provided by then President, Director and Stockholder for the interim period ended September 30, 2008 and 2007 is as follows:

	September 30, 2008	September 30, 2007
Consulting services received and consulting fees booked	$7,500	$-

	$7,500	$-

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through November 19, 2008 the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Note payable – related party

On November 6, 2008, the president of the Company loaned the Company $ 1,750 without interest, to be repaid on or before January 31, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVE A HIGH DEGREE OF RISK AND UNCERTAINTY. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-Q ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “ESTIMATE,” “PROJECT,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO RISKS AND UNCERTAINTIES THAT EXIST IN OUR OPERATIONS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING AMONG OTHERS, THE RISK THAT OUR PRODUCT DEVELOPMENT PROGRAMS WILL NOT PROVE SUCCESSFUL, THAT WE WILL NOT BE ABLE TO OBTAIN FINANCING TO COMPLETE ANY FUTURE PRODUCT DEVELOPMENT, THAT OUR PRODUCTS WILL NOT PROVE COMPETITVE IN THEIR MARKETS. THESE RISKS AND OTHERS ARE MORE FULLY DESCRIBED IN OUR ANNUAL REPORT ON FORM 10-K. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.

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

General

Hydrodynex, Inc. was organized under the laws of the state of Nevada on May 12, 2006 and is doing business as a marketer of AO-System ® water treatment units.  We are structured expressly as a marketing entity at this time and therefore we do not engage in the design, development, or manufacturing of products.  We intend to operate only in North America under the terms of our License agreement with Hydrosystemtechnik GmbH.  Since commencement of operations in 2006, our efforts to date have been principally devoted to and limited primarily to organization, initial capitalization, business and product research, producing marketing materials and a website, securing a marketing agreement, preparing a comprehensive business and operating plan, evaluating the regulatory requirements to sell water treatment systems in the U.S., Canada and Mexico, and undertaking a marketing feasibility study.   Extensive research has been done on competing technologies and the water contaminants that most adversely affect water systems at the present time.  Legionella protection is the strongest market opportunity identified by Hydrodynex to date.  We will make Legionella our primary target market because of its wide prevalence and the high percentage of death resulting from infection.

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

Results of Operations

On October 6, 2009, upon the notification by our management and in consultation with Li & Company, PC, our independent registered public accounting firm about certain accounting misstatements in our previously issued financial statements for the fiscal year ended June 30, 2008 and quarterly periods ended September 30, 2008, December 31, 2008 and March 31, 2009.  Upon the notification by our management of such misstatements, our Board of Directors concluded that our previously issued financial statements for the fiscal year ended June 30, 2008 and quarterly periods ended September 30, 2008, December 31, 2008 and March 31, 2009, should no longer be relied upon due to certain accounting misstatements in those financial statements.  Such misstatements include, but are not limited to, the following: (i) to separate prepaid patents application costs from deferred license fees, (ii) to reclassify foreign currency transaction (gain) loss from the payment of license fees payable denominated in € previously recorded as deferred license fees, (iii) to record second and third license fee installment payments under exclusive license agreement not booked, (iv) to adjust license fees payable denominated in Euros to reflect the exchange rate at June 30, 2009.  The disclosure in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section has been modified to reflect the changes made to our financial statements as disclosed in Note 3 of the Notes to Financial Statements on pages 9-23 of this Form 10-Q/A-3.

Net cash used in operating activities during the three months ended September 30, 2008 was $ 10,466 resulting in a net loss of $26,356 as compared to net cash used in operating activities during the three months ended September 30, 2007 of $ 33 resulting in a net loss of $ 33.  The increase in net cash used in operating activities and net loss during the two periods was largely due to an increase in legal and accounting expenses of $ 22,381 and consulting fees of $ 7,500.  During the three months ended September 30, 2008 we had revenues of $ 0 as compared to revenues of $ 0 during the three month period ending September 30, 2007.

Liquidity and Capital Resources

As of September 30, 2008, we had $ 52 in cash and cash equivalents. We do not have any available lines of credit. We have financed our operations from private placements of equity securities and bridge loans since inception.

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

• Private placement equity offerings

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2008.  Based on that evaluation our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

As of September 30, 2008, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes from the disclosure provided in Part 1, Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

Hydrodynex, Inc.

November 12, 2009	By:	/s/ Ronald Kunisaki
Ronald Kunisaki President and Chief Executive Officer (Principal Executive Officer)

November 12, 2009	By:	/s/ Richard Kunisaki
Richard Kunisaki Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)