Form 10-Q/A
period 2008-12-31
Hydrodynex, Inc.
filed 2009-11-16
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
Amendment No. 4

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

702-722-9496

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

Explanatory Note

This Amendment No. 4 to Form 10-Q is filed due to notification by our management and in consultation with Li & Company, PC, our independent registered public accounting firm, about certain accounting misstatements in our previously issued financial statements for the quarterly period ended December 31, 2008, as disclosed in our Current Report on Form 8-K filed with the United States Securities and Exchange Commission (“SEC”) on October 13, 2009. The details of the misstatements are disclosed in Note 3 to the Financial Statements on pages 9-25 and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section on page 26 of this Form 10-Q/A-4.

PART I – FINANCIAL STATEMENTS

Item1. Financial Statements

Hydrodynex, Inc.

(A Development Stage Company)

December 31, 2008 and 2007

Index to Financial Statements

CONTENTS	Page(s)
Balance Sheets at December 31, 2008 (Unaudited) and June 30, 2008	4
Statements of Operations for the Three Months Ended December 31, 2008 and 2007 and for the Period from May 12, 2006 (Inception) through December 31, 2008 (Unaudited)	5
Statements of Operations for the Six Months Ended December 31, 2008 and 2007 and for the Period from May 12, 2006 (Inception) through December 31, 2008 (Unaudited)	6
Statement of Stockholders’ Equity (Deficit) for the Period from May 12, 2006 (Inception) through December 31, 2008 (Unaudited)	7
Statements of Cash Flows for the Six Months Ended December 31, 2008 and 2007 and for the Period from May 12, 2006 (Inception) through December 31, 2008 (Unaudited)	8
Notes to the Financial Statements (Unaudited)	9-25

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2008	June 30, 2008
	(Unaudited)
	(As Restated)
Assets
Current Assets
Cash	$413	$518
Prepaid expenses	-	750
Advance on purchases	26,991	26,991
Total Current Assets	27,404	28,259

Office Equipment
Office equipment	1,288	1,288
Less: Accumulated depreciation	(178)	(49)
Office Equipment, net	1,110	1,239

Other Assets
Prepaid patent application costs	6,997	6,997
Deferred license fees	68,175	68,175
Total Other Assets	75,172	75,172
Total Assets	$103,686	$104,670

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$21,669	$16,468
Accrued expenses	1,861	42
Accrued expenses - related party	15,100	-
Current portion of license fees payable	28,194	31,598
Interest payable	390	-
Notes payable - related party	11,975	2,000
Convertible notes payable	12,000	-
Less: convertible notes payable debt discount	(1,632)	-
Total Current Liabilities	89,557	50,108
License Fees Payable, net of current portion	28,194	31,598

Total Liabilities	117,751	81,706

Stockholders Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized:
none issued or outstanding	-	-
Common stock, $.001 par value, 75,000,000 shares authorized,
1,515,000 and 1,500,000 shares issued and outstanding, respectively	1,515	1,500
Additional paid-in capital	117,875	107,750
Deficit accumulated during the development stage	(133,455)	(86,286)

Total Stockholders' Equity (Deficit)	(14,065)	22,964
Total Liabilities and Stockholders' Equity (Deficit)	$103,686	$104,670

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	December 31, 2008	December 31, 2007
	(Unaudited)	(Unaudited)
	(As Restated)

NET REVENUES	$-	$-

COST OF GOODS SOLD	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES

Consulting fees	7,500	7,500
Depreciation	65	-
General and administrative	2,643	574
Legal and accounting	11,205	-
Travel	-	2,568
Advertising and promotion	-	5,000

Total Operating Expenses	21,413	15,642

LOSS FROM OPERATIONS	(21,413)	(15,642)

OTHER (INCOME) EXPENSES
Foreign currency transactions (gain) loss	(1,408)	-
Interest expense	808	80

Total Other (Income) Expenses	(600)	80

LOSS BEFORE TAXES	(20,813)	(15,722)

INCOME TAX PROVISION	-	-

NET LOSS	$(20,813)	$(15,722)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.01)	$(0.01)

Weighted Common Shares Outstanding -
basic and diluted	1,505,870	1,455,326

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period from
	For the Six Months	For the Six Months	May 12, 2006
	Ended	Ended	(inception) through
	December 31, 2008	December 31, 2007	December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated)		(As Restated)

NET REVENUES	$-	$-	$-

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES

Consulting fees	15,000	7,500	38,500
Depreciation	129	-	178
Board of directors fees	-	-	2,750
General and administrative	3,830	607	25,873
Legal and accounting	33,586	-	45,969
Travel	34	2,568	10,547
Advertising and promotion	-	5,000	5,000

Total Operating Expenses	52,579	15,675	128,817

LOSS FROM OPERATIONS	(52,579)	(15,675)	(128,817)

OTHER (INCOME) EXPENSES
Foreign currency transactions (gain) loss	(6,808)	-	3,105
Interest expense	1,398	80	1,533

Total Other (Income) Expenses	(5,410)	80	4,638

LOSS BEFORE TAXES	(47,169)	(15,755)	(133,455)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(47,169)	$(15,755)	$(133,455)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.03)	$(0.02)	$(0.14)

Weighted Common Shares Outstanding -
basic and diluted	1,502,935	986,196	973,029

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from May 12, 2006 (Inception) through December 31, 2008
(Unaudited)

	Common Stock, $0.001 Par Value		Additional	Deficit Accumulated	Deficit Accumulated	Deficit Accumulated	Total	Total	Total
	Number of		Paid-in	During the	During the	During the	Stockholders'	Stockholders'	Stockholders'
	Shares	Amount	Capital	Development Stage	Development Stage	Development Stage	Equity (Deficit)	Equity (Deficit)	Equity (Deficit)
				(As Previously Reported)	(Adjustments)	(As Restated)	(As Previously Reported)	(Adjustments)	(As Restated)

Balance, May 12, 2006 (inception)	-	$-	$-	$-	$-	$-	$-	$-	$-

Shares issued to President for cash
at $0.01 per share	200,000	200	1,800				2,000	-	2,000

Net loss				(536)		(536)	(536)	-	(536)

Balance, June 30, 2006	200,000	200	1,800	(536)	-	(536)	1,464	-	1,464

Shares issued to President for cash
at $0.01 per share	300,000	300	2,700				3,000	-	3,000

Net loss				(1,296)		(1,296)	(1,296)	-	(1,296)

Balance, June 30, 2007	500,000	500	4,500	(1,832)	-	(1,832)	3,168	-	3,168

Shares issued for cash at $0.10 per share	1,000,000	1,000	99,000				100,000	-	100,000

Options issued for director fees			2,750				2,750	-	2,750

Options issued for services			1,500				1,500	-	1,500

Net loss				(74,541)	(9,913)	(84,454)	(74,541)	(9,913)	(84,454)

Balance, June 30, 2008	1,500,000	1,500	107,750	(76,373)	(9,913)	(86,286)	32,877	(9,913)	22,964

Warrants issued in connection with
issuance of convertible notes payable			2,640						2,640

Common stock issued in connection with	15,000	15	4,185						4,200
sale of security units for cash at $0.50 per unit

Warrants issued in connection with sale			3,300						3,300
of security units for cash at $0.50 per unit

Net loss				(53,977)	6,808	(47,169)	(53,977)	6,808	(47,169)

Balance, December 31 2008	1,515,000	$1,515	$117,875	$(130,350)	$(3,105)	$(133,455)	$(21,100)	$(3,105)	$(14,065)

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows
			For the Period from
	For the Six Months	For the Six Months	May 12, 2006
	Ended	Ended	(inception) through
	December 31, 2008	December 31, 2007	December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(47,169)	$(15,755)	$(133,455)

Adjustments to reconcile net loss to net cash
used in operating activities
Stock options issued for director fees	-	-	2,750
Depreciation expense	129	-	178
Discount on convertible notes payable	1,008	-	1,008
Stock options issued for services	-	-	1,500
Changes in operating assets and liabilities:
Prepaid expenses	750	(14,892)	1,500
Advances on purchases	-	-	(26,991)
Prepaid patent applications costs	-	-	(6,997)
Deferred license fees	-	-	(68,175)
Accounts payable and accrued liabilities	7,410	(3,846)	23,920
License fees payable	(6,808)	-	54,888
NET CASH USED IN OPERATING ACTIVITIES	(44,680)	(34,493)	(149,874)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	-	-	(1,288)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(1,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Accrued expenses - related party	15,100	-	15,100
Proceeds from note payable - related party	11,975	-	15,821
Repayment of note payable - related party	(2,000)	-	(3,846)
Proceeds from convertible notes payable	12,000	-	12,000
Proceeds from sale of common stock and warrants	7,500	100,000	112,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	44,575	100,000	151,575
NET CHANGE IN CASH	(105)	65,507	413
Cash, Beginning of Period	518	16	-
Cash, End of Period	$413	$65,523	$413

SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:
Interest paid	$-	$80	$135
Income tax paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
warrants issued in connection with issuance of convertible debt	$2,640	-	$2,640

See accompanying notes to the financial statements.

Hydrodynex, Inc.

(A Development Stage Company)

December 31, 2008 and 2007

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

Fiscal year

The Company elected June 30 as its fiscal year ending date upon its formation.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of December 31, 2008 or 2007.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2008 or 2007, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended December 31, 2008 or 2007 or for the period from May 12, 2006 (inception) through December 31, 2008.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model with weighted-average assumptions as discussed in each grant.  The ranges of assumptions for inputs for stock options issued under the 2006 Plan during the interim period ended December 31, 2008 and 2007 are as follows:

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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended December 31, 2008 and 2007 as they were anti-dilutive:

	Weighted average number of potentially outstanding dilutive shares
	For the Interim Period Ended December 31, 2008	For the Interim Period Ended December 31, 2007
Stock options issued on June 30, 2008 under the 2006 Plan still outstanding	70,000	-

Warrants issued and outstanding in connection with the issuance of convertible notes payable issued between July 24, 2008 and August 23, 2008 with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance	12,000	-

Warrants issued and outstanding in connection with the sale of 15,000 shares of its common stock on November 25, 2008 with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance	15,000	-

Total potentially outstanding dilutive shares	97,000	-

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

NOTE 3 – RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the original issuance of the Company’s financial statements for the interim period ended December 31, 2008 as included in its amended quarterly report on Form 10-Q/A-3 filed on May 22, 2009, the Company’s management identified certain accounting misstatements during the period.  As a result of issues identified in the review of its financial statements for the fiscal year ended June 30, 2008, its Board of Directors, in consultation with management and Li & Company, PC, its independent registered public accounting firm, concluded that its previously issued financial statements for the interim period ended December 31, 2008, should no longer be relied upon because of certain accounting misstatements in those financial statements.  Accordingly, the Company has restated its previously issued financial statements for the period.  Details of the misstatements are set out below:

Misstatements for the fiscal year ended June 30, 2008 carried forward to the interim period ended December 31, 2008:

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
License fees payable	$31,598
Current portion of License fees payable	(31,598)

		$(9,913)

Misstatements for the three months ended September 30, 2008:

	Misstatements Dr. (Cr.)	Impact to Statement of Operations

(vi) To adjust License fees payable denominated in € to reflect the exchange rate at September 30, 2008
Current portion of License fees payable	2,700
License fees payable	2,700
Foreign currency translation (gain) loss	$(5,400)	5,400

(vii) To record the warrants issued in connection with the issuance of convertible notes payable
Financing cost	$2,640
Additional paid-in capital	(2,640)

(viii) To record the warrants issued in connection with the issuance of convertible notes payable
Interest expense	$440	(440)
Financing cost	(440)

		$4,960

Misstatements for the three months ended December 31, 2008:

	Misstatements Dr. (Cr.)	Impact to Statement of Operations

(ix) To adjust License fees payable denominated in € to reflect the exchange rate at December 31, 2008
Current portion of License fees payable	704
License fees payable	704
Foreign currency translation (gain) loss	$(1,408)	1,408

(x) To reverse the warrants issued in connection with the issuance of convertible notes payable
Financing cost	$(2,640)
Additional paid-in capital	2,640

(xi) To reverse the warrants issued in connection with the issuance of convertible notes payable
Interest expense	$(440)	440
Financing cost	440

		$1,848

The following tables present the impact of the above mentioned adjustments to the financial information

Balance sheet information:

The restated balance sheet is set out as follows:

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2008		December 31, 2008	December 31, 2008
	(Unaudited)		(Unaudited)	(Unaudited)
	(As Previously Reported)		(Adjustments)	(As Restated)
Assets
Current Assets
Cash	$413	$		$413
Prepaid expenses	-			-
Advance on purchases	26,991			26,991
Total Current Assets	27,404		-	27,404
Office Equipment
Office equipment	1,288			1,288
Less: Accumulated depreciation	(178)			(178)
Office Equipment, net	1,110		-	1,110
Other Assets
Prepaid patent application costs	-		6,997	6,997
Deferred license fees	21,889		46,286	68,175
Total Other Assets	21,889		53,283	75,172
Total Assets	$50,403		$53,283	$103,686

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$21,669	$		$21,669
Accrued expenses	1,861			1,861
Accrued expenses - related party	15,100			15,100
Current portion of license fees payable	-		28,194	28,194
Interest payable	390			390
Notes payable - related party	11,975			11,975
Convertible notes payable	12,000			12,000
Less: convertible notes payable debt discount	(1,632)			(1,632)
Total Current Liabilities	61,363		28,194	89,557

License Fees Payable, net of current portion			28,194	28,194
Total Liabilities	61,363		56,388	117,751

Stockholders Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized:
none issued or outstanding	-			-
Common stock, $.001 par value, 75,000,000 shares authorized,
1,515,000 shares issued and outstanding	1,515			1,515
Additional paid-in capital	117,875		-	117,875
Deficit accumulated during the development stage	(130,350)		(3,105)	(133,455)

Total Stockholders' Equity (Deficit)	(10,960)		(3,105)	(14,065)

Total Liabilities and Stockholders' Equity (Deficit)	$50,403		$53,283	$103,686

Statements of operations information:

The restated statement of operations is set out as follows:

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations

	For the Six Months	For the Six Months		For the Six Months
	Ended	Ended		Ended
	December 31, 2008	December 31, 2008		December 31, 2008
	(Unaudited)	(Unaudited)		(Unaudited)
	(As Previously Reported)	(Adjustments)		(As Restated)

NET REVENUES	$-	$-	$

COST OF GOODS SOLD	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES

Consulting fees	15,000			15,000
Depreciation	129			129
Board of directors fees	-			-
General and administrative	3,830			3,830
Legal and accounting	33,586			33,586
Travel	34			34
Advertising and promotion	-			-

Total Operating Expenses	52,579	-		52,579

LOSS FROM OPERATIONS	(52,579)	-		(52,579)

OTHER (INCOME) EXPENSES
Foreign currency transactions (gain) loss		(6,808)		(6,808)
Interest expense	1,398	-		1,398

Total Other (Income) Expenses	1,398	(6,808)		(5,410)

LOSS BEFORE TAXES	(53,977)	6,808		(47,169)

INCOME TAX PROVISION	-	-		-

NET LOSS	$(53,977)	$6,808		$(47,169)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.04)	$0.00		$(0.03)

Weighted Common Shares Outstanding -
basic and diluted	1,502,935	1,502,935		1,502,935

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations

	For the Three Months	For the Three Months	For the Three Months
	Ended	Ended	Ended
	December 31, 2008	December 31, 2008	December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
	(As Previously Reported)	(Adjustments)	(As Restated)

NET REVENUES	$-	$-	$-

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES

Consulting fees	7,500		7,500
Depreciation	65		65
General and administrative	2,643		2,643
Legal and accounting	11,205		11,205

Total Operating Expenses	21,413	-	21,413

LOSS FROM OPERATIONS	(21,413)	-	(21,413)

OTHER (INCOME) EXPENSES
Foreign currency transactions (gain) loss		(1,408)	(1,408)
Interest expense	1,248	(440)	808

Total Other (Income) Expenses	1,248	(1,848)	(600)

LOSS BEFORE TAXES	(22,661)	1,848	(20,813)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(22,661)	$1,848	$(20,813)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.02)	$0.00	$(0.01)

Weighted Common Shares Outstanding -
basic and diluted	1,505,870	1,505,870	1,505,870

Statement of cash flows information:

The restated statement of cash flows is set out as follows:

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows

		For the Six Months		For the Six Months	For the Six Months
		Ended		Ended	Ended
		December 31, 2008		December 31, 2008	December 31, 2008
		(Unaudited)		(Unaudited)	(Unaudited)
		(As Previously Reported)		(Adjustments)	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss		$(53,977)		$6,808	$(47,169)

Adjustments to reconcile net loss to net cash
used in operating activities
Stock options issued for director fees		-			-
Depreciation expense		129			129
Discount on convertible notes payable		1,008			1,008
Stock options issued for services					-
Changes in operating assets and liabilities:
Prepaid expenses		750			750
Advances on purchases					-
Prepaid patent applications costs					-
Deferred license fees					-
Accounts payable and accrued liabilities		7,410			7,410
License fees payable				(6,808)	(6,808)
Due to related party		15,100		(15,100)	-

NET CASH USED IN OPERATING ACTIVITIES		(29,580)		(15,100)	(44,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Accrued expenses - related party				15,100	15,100
Proceeds from note payable - related party		11,975			11,975
Repayment of note payable - related party		(2,000)			(2,000)
Proceeds from convertible notes payable		12,000			12,000
Proceeds from sale of common stock and warrants		7,500			7,500

NET CASH PROVIDED BY FINANCING ACTIVITIES		29,475		15,100	44,575
NET CHANGE IN CASH		(105)		-	(105)
Cash, Beginning of Period		518			518

Cash, End of Period		$413		$-	$413

SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:
Interest paid	$		$		$-
Income tax paid		$-		$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
warrants issued in connection with issuance of convertible debt		$2,640		$-	$2,640

NOTE 4 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $133,455 at December 31, 2008 and had a net loss and cash used in operations of $47,169 and $44,680 for the interim period ended December 31, 2008, respectively, with no revenues since inception.

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

NOTE 5 – ADVANCE ON PURCHASES

On February 22, 2008, the Company placed a purchase order to acquire an AO-System ® for Electrochemical Disinfection of Cold and Warm Drinking Water from Hydrosystemtechnik, GmbH for €35,250 (equivalent to $53,982 at February 22, 2008), 50% of which (€17,625) has been paid on February 25, 2008 and the remaining balance of (€17,625) is due and payable upon delivery.  As of November 10, 2009 the AO-System ®.unit has not been delivered.

NOTE 6 – EXCLUSIVE TECHNOLOGY LICENSE

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

The Company paid the first installment of €10,000 with $14,892 on December 17, 2007 and the second installment of €20,000 due and payable on November 30, 2008 with $26,486 on January 26, 2009, respectively.  The due date for the third installment of €20,000 was undeterminable pending EPA approval.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable at December 31, 2008 and June 30, 2008 consisted of the following:

	December 31, 2008	June 30, 2008
Convertible notes payable of $12,000 issued to individual note holders from July 24, 2008 through August 23, 2008 with simple interest at 8.00% per annum due one (1) year from the date of issuance, convertible to common stock at $0.50 per share inclusive of warrants to purchase 12,000 shares at $1.00 per share expiring three (3) year from the date of issuance, all of which have been converted to shares of the Company’s common stock when due.	$12,000	$-

Fair value of warrants issued in connection with issuance of convertible note payable	(2,640)	-

Amortization of the fair value of warrants	1,008	-

	$10,368	$-

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

July 24, 2008 thru August 25, 2008

Expected option life (year)	3
Expected volatility	163.00%
Risk-free interest rate	3.23%
Dividend yield	0.00%

The Company amortizes the fair value of the warrants of $2,640 over the life of the convertible notes payable of one (1) year from the date of issuance, $1,008 of which was amortized as financing cost for the interim period ended December 31, 2008.

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

November 25, 2008

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

The fair value of the stock options issued in June 2008 under the 2006 Plan using the Black-Scholes Option Pricing Model was $4,250 at the date of grant, all of which have being recognized as stock based compensation and so included in the statements of operations upon issuance.  For the interim period ended December 31, 2008, the Company did not grant any stock options nor record any stock-based compensation.

The table below summarizes the Company’s stock option activity for the interim period ended December 31, 2008:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value
Balance, June 30, 2007	-	$-	$-	-	$-

Granted	85,000	0.25	0.25	4,250	-
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2008	85,000	0.25	0.25	4,250	-

Granted	-	-	-		-
Canceled	(15,000)	0.25	0.25	-	-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, December 31, 2008	70,000	$0.25	$0.25	4,250	$-

Vested and exercisable, December 31, 2008	70,000	$0.25	$0.25	4,250	$-

Unvested, December 31, 2008	-	$-	$-	-	$-

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25	70,000	4.0	$0.25	70,000	5.0	$0.25

$0.25	70,000	4.0	$0.25	70,000	5.0	$0.25

As of December 31, 2008, there were 930,000 shares of stock options available for issuance under the 2006 Plan.

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

The table below summarizes the Company’s warrants activity for the interim period ended December 31, 2008 and 2007:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, June 30, 2008	-	$-	$-	$-	$-

Granted	27,000	1.00	1.00	5,940	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, December 31, 2008	27,000	$1.00	$1.00	$5,940	$-

Earned and exercisable, December 31, 2008	27,000	$1.00	$1.00	$5,940	$-

Unvested, December 31, 2008	-	$1.00	$1.00	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2008:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.00	27,000	2.00	$1.00	27,000	2.00	$1.00

$1.00	27,000	2.00	$1.00	27,000	1.00	$1.00

NOTE 9 – RELATED PARTY TRANSACTIONS

Notes payable to stockholder

The president of the Company loaned the company $ 2,000 without interest on June 12, 2008 to be repaid before December 31, 2008.   The note was fully satisfied on July 24, 2008.

During the quarter ended December 31, 2008, Mr. Edington, then president of the Company advanced the Company $1,750 to be repaid on or before January 31, 2009, and $10,225 to be repaid on or before March 31, 2009, respectively.  On January 23, 2009, $11,000 was repaid on the outstanding loan due to Jerod Edington.  On February 6, 2009, the balance of $975 was repaid on the outstanding loan due to Jerod Edington.  Both loans have been fully satisfied as of February 6, 2009.

Consulting services from then President, Director and Stockholder

Consulting services provided by then President, Director and Stockholder for the interim period ended December 31, 2008 and 2007 is as follows:

	December 31, 2008	December 31, 2007
Consulting services received and consulting fees booked	$15,000	$7,500

			)
	$15,000	$7,500

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through February 6, 2009 the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On January 23, 2009, Hydrodynex, Inc. entered into definitive agreements relating to the private placement of $50,000 of its securities through the sale of 250,000 shares of its common stock at $0.20 per share to an accredited investor.  The purchaser in the private placement was Ronald Kunisaki.

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

Provided that we can raise additional capital, our projected monthly rate of expenditure is estimated at $6,000 for general and administrative costs.  We anticipate that supporting our operations and implementing Phase I of our business plan for the next 12 months will require a minimum of $400,000.  This includes approximately $30,000 for accounting, legal and auditing fees.  The balance of the funds would be utilized for independent technology verification testing, purchase of AO-System®(s) for verification testing, marketing materials, advertising, insurance, employee training, travel, office lease, licenses, shipping and import costs, employee salary, and other budget costs.

Subsequent Events

On January 23, 2009, we raised $50,000 by securities sold in a private transaction.  Shares in this transaction were sold at $0.20 for a total of 250,000 shares issued.  Ronald Kunisaki, subsequently appointed as our new President and Chief Executive Officer, was the purchaser in this private placement.

On February 6, 2009, we had significant changes in our management.  Our President and Chief Executive Officer, Jerod Edington, our Treasurer and Chief Financial Officer, Derek Grant, and our Vice President, Peter Schmid, each resigned those positions.  Ronald Kunisaki, Esq. was appointed as the new President and Chief Executive Officer and Richard Kunisaki, CPA (the brother of Ronald Kunisaki) was appointed as our new Treasurer and Chief Financial Officer.  Mr. Grant will remain the Secretary and a director of HydroDynex, Mr. Edington will become the Vice President and Chief Operating Officer as well as a director of our company, and Peter Schmid will remain a director of our company.  Both Ronald and Rickard Kunisaki were also elected as members of the expanded board of directors.

Product Research and Development Plans

We do not plan to engage in any research and development at this time.  The product has been developed by our licensor, Hydrosystemtechnik, GmbH and is ready for sale to the consumer.

Results of Operations

On October 6, 2009, upon the notification by our management and in consultation with Li & Company, PC, our independent registered public accounting firm about certain accounting misstatements in our previously issued financial statements for the fiscal year ended June 30, 2008 and quarterly periods ended September 30, 2008, December 31, 2008 and March 31, 2009.  Upon the notification by our management of such misstatements, our Board of Directors concluded that our previously issued financial statements for the fiscal year ended June 30, 2008 and quarterly periods ended September 30, 2008, December 31, 2008 and March 31, 2009, should no longer be relied upon due to certain accounting misstatements in those financial statements.  Such misstatements include, but are not limited to, the following: (i) to separate prepaid patents application costs from deferred license fees, (ii) to reclassify foreign currency transaction (gain) loss from the payment of license fees payable denominated in € previously recorded as deferred license fees, (iii) to record second and third license fee installment payments under exclusive license agreement not booked, (iv) to adjust license fees payable denominated in Euros to reflect the exchange rate at June 30, 2009.  The disclosure in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section has been modified to reflect the changes made to our financial statements as disclosed in Note 3 of the Notes to Financial Statements on pages 9-25 of this Form 10-Q/A-4.

Net cash used in operating activities during the six months ended December 31, 2008 was $44,680 resulting in a net loss of $47,169 as compared to net cash used in operating activities during the six months ended December 31, 2007 of $34,493 resulting in a net loss of $15,755.  The increase in net cash used in operating activities and net loss during the two periods was mainly due to increase in legal and accounting expenses of $ 33,586 and consulting fees of $ 7,500.

Liquidity and Capital Resources

As of December 31, 2008, we had $ 413 in cash and cash equivalents.  We do not have any available lines of credit.  We have financed our operations from private placements of equity securities and bridge loans since inception.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2008.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

As of December 31, 2008, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2008, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

None

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

Hydrodynex, Inc.

November 16, 2009	By:	/s/ Ronald Kunisaki
Ronald Kunisaki President and Chief Executive Officer (Principal Executive Officer)

November 16, 2009	By:	/s/ Richard Kunisaki
Richard Kunisaki Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)