Form 10-Q/A
period 2009-03-31
Hydrodynex, Inc.
filed 2009-11-20
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to Form 10-Q is filed due to notification by our management and in consultation with Li & Company, PC, our independent registered public accounting firm, about certain accounting misstatements in our previously issued financial statements for the quarterly period ended March 31, 2009, as disclosed in our Current Report on Form 8-K filed with the United States Securities and Exchange commission (“SEC”) on October 13, 2009. The details of the misstatements are disclosed in Note 3 to the Financial Statements on pages 9-26 and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section on page 27 of this Form 10-Q/A.

PART I – FINANCIAL STATEMENTS

Item1. Financial Statements

Hydrodynex, Inc.

(A Development Stage Company)

March 31, 2009 and 2008

Index to Financial Statements

CONTENTS	Page
Balance Sheets at March 31, 2009 (Unaudited) and June 30, 2008	4
Statements of Operations for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	5
Statements of Operations for the Nine Months Ended March 31, 2009 and 2008 and for the Period from May 12, 2006 (Inception) through March 31, 2009 (Unaudited)	6
Statement of Stockholders’ Equity for the Period from May 12, 2006 (Inception) through March 31, 2009 (Unaudited)	7
Statements of Cash Flows for the Nine Months Ended March 31, 2009 and 2008 and for the Period from May 12, 2006 (Inception) through March 31, 2009 (Unaudited)	8
Notes to the Financial Statements (Unaudited)	9-26

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2009	June 30, 2008
	(Unaudited)
	(As Restated)
Assets
Current Assets
Cash	$941	$518
Prepaid expenses	-	750
Advance on purchases	26,991	26,991
Total Current Assets	27,932	28,259

Office Equipment
Office equipment	1,288	1,288
Less: Accumulated depreciation	(243)	(49)

Office Equipment, net	1,045	1,239
Other Assets
Prepaid patent application costs	6,997	6,997
Deferred license fees	68,175	68,175
Total Other Assets	75,172	75,172

Total Assets	$104,149	$104,670
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$21,037	$16,468
Accrued expenses	4,500	42
Accrued expenses - related party	22,600	-
Current portion of license fees payable	-	31,598
Interest payable	630	-
Notes payable - related party	-	2,000
Convertible notes payable	12,000	-
Less: convertible notes payable debt discount	(972)	-
Total Current Liabilities	59,795	50,108

License Fees Payable, net of current portion	26,416	31,598
Total Liabilities	86,211	81,706

Stockholders Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized:
none issued or outstanding	-	-
Common stock, $.001 par value, 75,000,000 shares authorized,
1,765,000 and 1,500,000 shares issued and outstanding, respectively	1,765	1,500
Additional paid-in capital	167,625	107,750
Deficit accumulated during the development stage	(151,452)	(86,286)

Total Stockholders' Equity	17,938	22,964
Total Liabilities and Stockholders' Equity	$104,149	$104,670

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
	(As Restated)

NET REVENUES	$-	$-

COST OF GOODS SOLD	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES

Consulting fees	7,500	7,500
Depreciation	65	-
General and administrative	329	5,362
Legal and accounting	12,647	10,469
Travel	43	7,770

Total Operating Expenses	20,584	31,101

LOSS FROM OPERATIONS	(20,584)	(31,101)

OTHER (INCOME) EXPENSES
Foreign currency transactions (gain) loss	(3,486)	-
Interest expense	900	-

Total Other (Income) Expenses	(2,586)	-

LOSS BEFORE TAXES	(17,998)	(31,101)

INCOME TAX PROVISION	-	-

NET LOSS	$(17,998)	$(31,101)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.01)	$(0.02)

Weighted Common Shares Outstanding -
basic and diluted	1,699,066	1,500,000

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period from
	For the Nine Months	For the Nine Months	May 12, 2006
	Ended	Ended	(inception) through
	March 31, 2009	March 31, 2008	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated)		(As Restated)

NET REVENUES	$-	$-	$-

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES

Consulting fees	22,500	15,000	46,000
Depreciation	194	-	243
Board of directors fees	-	-	2,750
General and administrative	4,159	11,049	26,202
Legal and accounting	46,232	10,469	58,615
Travel	77	10,338	10,590
Advertising and promotion	-	-	5,000

Total Operating Expenses	73,162	46,856	149,400

LOSS FROM OPERATIONS	(73,162)	(46,856)	(149,400)

OTHER (INCOME) EXPENSES
Foreign currency transactions (gain) loss	(10,294)	-	(381)
Interest expense	2,298	-	2,433

Total Other (Income) Expenses	(7,996)	-	2,052

LOSS BEFORE TAXES	(65,166)	(46,856)	(151,452)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(65,166)	$(46,856)	$(151,452)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.04)	$(0.04)	$(0.15)

Weighted Common Shares Outstanding -
basic and diluted	1,506,873	1,158,613	1,034,218

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from May 12, 2006 (Inception) through March 31, 2009
(Unaudited)

	Common Stock,			Deficit	Deficit	Deficit
	$0.001 Par Value		Additional	Accumulated	Accumulated	Accumulated	Total	Total	Total
	Number of		Paid-in	During the	During the	During the	Stockholders'	Stockholders'	Stockholders'
	Shares	Amount	Capital	Development Stage	Development Stage	Development Stage	Equity	Equity	Equity
				(As Previously Reported)	(Adjustments)	(As Restated)	(As Previously Reported)	(Adjustments)	(As Restated)

Balance, May 12, 2006 (inception)	-	$-	$-	$-	$-	$-	$-	$-	$-

Shares issued to President for cash
at $0.01 per share	200,000	200	1,800				2,000	-	2,000

Net loss				(536)		(536)	(536)	-	(536)

Balance, June 30, 2006	200,000	200	1,800	(536)	-	(536)	1,464	-	1,464

Shares issued to President for cash
at $0.01 per share	300,000	300	2,700				3,000	-	3,000

Net loss				(1,296)		(1,296)	(1,296)	-	(1,296)

Balance, June 30, 2007	500,000	500	4,500	(1,832)	-	(1,832)	3,168	-	3,168

Shares issued for cash at $0.10 per share	1,000,000	1,000	99,000				100,000	-	100,000

Options issued for director fees			2,750				2,750	-	2,750
Options issued for services			1,500				1,500	-	1,500

Net loss				(74,541)	(9,913)	(84,454)	(74,541)	(9,913)	(84,454)

Balance, June 30, 2008	1,500,000	1,500	107,750	(76,373)	(9,913)	(86,286)	32,877	(9,913)	22,964

Warrants issued in connection with
issuance of convertible notes payable			2,640				2,640		2,640
Common stock issued in connection with	15,000	15	4,185				4,200		4,200
sale of security units for cash at $0.50 per unit
Warrants issued in connection with sale			3,300				3,300		3,300
of security units for cash at $0.50 per unit

Shares issued for cash at $0.50 per share	250,000	250	49,750				50,000		50,000

Net loss				(75,460)	10,294	(65,166)	(75,460)	10,294	(65,166)

Balance, March 31 2009	1,765,000	$1,765	$167,625	$(151,833)	$381	$(151,452)	$17,557	$381	$17,938

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows
			For the
	For the	For the	Period from
	Nine Months	Nine Months	May 12, 2006
	Ended	Ended	(inception) through
	March 31, 2009	March 31, 2008	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated)		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(65,166)	$(46,856)	$(151,452)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock options issued for director fees	-	-	2,750
Depreciation expense	194	-	243
Discount on convertible notes payable	1,668	-	1,668
Stock options issued for services	-	-	1,500
Changes in operating assets and liabilities:	-
Prepaid expenses	750	(14,892)	1,500
Advances on purchases	-	(26,991)	(26,991)
Prepaid patent applications costs	(26,486)	-	(33,483)
Deferred license fees	-	-	(68,175)
Accounts payable and accrued liabilities	9,027	1,887	25,537
Interest payable	630	-	630
License fees payable	(10,294)	-	51,402
Due to related party	-	(3,846)	-

NET CASH USED IN OPERATING ACTIVITIES	(89,677)	(90,698)	(194,871)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	-	-	(1,288)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(1,288)
CASH FLOWS FROM FINANCING ACTIVITIES:
Accrued expenses - related party	22,600	-	22,600
Proceeds from note payable - related party	-	-	3,846
Repayment of note payable - related party	(2,000)	-	(3,846)
Proceeds from convertible notes payable	12,000	-	12,000
Proceeds from sale of common stock and warrants	57,500	100,000	162,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	90,100	100,000	197,100
NET CHANGE IN CASH	423	9,302	941
Cash, Beginning of Period	518	16	-
Cash, End of Period	$941	$9,318	$941
SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:
Interest paid	$2,298	$-	$2,433
Income tax paid	$-	$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
warrants issued in connection with issuance of convertible debt	$2,640	-	$2,640

See accompanying notes to the financial statements.

Hydrodynex, Inc.

(A Development Stage Company)

March 31, 2009 and 2008

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2008 and notes thereto contained in the information as part of the Company’s amended Annual Report on Form 10-K/A filed with the SEC on November 6, 2009.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of March 31, 2009 or 2008.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2009 or 2008 or for the period from May 12, 2006 (inception) through March 31, 2009.

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

Stock-based compensation for obtaining employee services and equity instruments issued to parties other than employees for acquiring goods or services

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model with weighted-average assumptions as discussed in each grant.  The ranges of assumptions for inputs for stock options issued under the 2006 Plan during the interim period ended March 31, 2009 and 2008 are as follows:

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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended March 31, 2009 and 2008 as they were anti-dilutive:

	Weighted average number of potentially outstanding dilutive shares
	For the Interim Period Ended March 31, 2009	For the Interim Period Ended March 31, 2008
Stock options issued on June 30, 2008 under the 2006 Plan still outstanding	70,000	-

Warrants issued and outstanding in connection with the issuance of convertible notes payable issued between July 24, 2008 and August 23, 2008 with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance	12,000	-

Warrants issued and outstanding in connection with the sale of 15,000 shares of its common stock on November 25, 2008 with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance	15,000	-

Total potentially outstanding dilutive shares	97,000	-

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

NOTE 3 – RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the original issuance of the Company’s financial statements for the interim period ended March 31, 2009 as included in its amended quarterly report on Form 10-Q filed on May 15, 2009, the Company’s management identified certain accounting misstatements during the period.  As a result of issues identified in the review of its financial statements for the fiscal year ended June 30, 2008, its Board of Directors, in consultation with management and Li & Company, PC, its independent registered public accounting firm, concluded that its previously issued financial statements for the interim period ended March 31, 2009, should no longer be relied upon because of certain accounting misstatements in those financial statements.  Accordingly, the Company has restated its previously issued financial statements for the period.  Details of the misstatements are set out below:

Misstatements for the fiscal year ended June 30, 2008 carried forward to the interim period ended March 31, 2009:

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
License fees payable	$31,598
Current portion of license fees payable	(31,598)

		$(9,913)

Misstatements for the three months ended September 30, 2008:

	Misstatements Dr. (Cr.)	Impact to Statement of Operations

(vi) To adjust license fees payable denominated in € to reflect the exchange rate at September 30, 2008
Current portion of license fees payable	$2,700
License fees payable	2,700
Foreign currency transaction (gain) loss	(5,400)	5,400

(vii) To record the warrants issued in connection with the issuance of convertible notes payable
Financing cost	$2,640
Additional paid-in capital	(2,640)

(viii) To record the warrants issued in connection with the issuance of convertible notes payable
Interest expense	$440	(440)
Financing cost	(440)

		$4,960

Misstatements for the three months ended December 31, 2008:

	Misstatements Dr. (Cr.)	Impact to Statement of Operations

(ix) To adjust license fees payable denominated in € to reflect the exchange rate at December 31, 2008
Current portion of license fees payable	$704
License fees payable	704
Foreign currency transaction (gain) loss	(1,408)	1,408

(x) To reverse the warrants issued in connection with the issuance of convertible notes payable
Financing cost	$(2,640)
Additional paid-in capital	2,640

(xi) To reverse the warrants issued in connection with the issuance of convertible notes payable
Interest expense	$(440)	440
Financing cost	440

		$1,848

Misstatements for the three months ended March 31, 2009:

	Misstatements Dr. (Cr.)	Impact to Statement of Operations

(xii) To reverse second installment of €20,000 due and payable on November 30, 2008 with $26,486 on January 26, 2009 booked as deferred license fees
Current portion of license fees payable	$28,194
Foreign currency transaction (gain) loss	(1,708)	1,708
Deferred license fees	(26,486)

(xiii) To adjust License fees payable denominated in € to reflect the exchange rate at March 31, 2009
License fees payable	$1,778
Foreign currency transaction (gain) loss	(1,778)	1,778

		$3,486

The following tables present the impact of the above mentioned adjustments to the financial information

Balance sheet information:

The restated balance sheet is set out as follows:

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2009		March 31, 2009	March 31, 2009
	(Unaudited)		(Unaudited)	(Unaudited)
	(As Previously Reported)		(Adjustments)	(As Restated)
Assets
Current Assets
Cash	$941	$		$941
Prepaid expenses	-			-
Advance on purchases	26,991			26,991

Total Current Assets	27,932		-	27,932

Office Equipment
Office equipment	1,288			1,288
Less: Accumulated depreciation	(243)			(243)

Office Equipment, net	1,045		-	1,045

Other Assets
Prepaid patent application costs	-		6,997	6,997
Deferred license fees	48,375		19,800	68,175

Total Other Assets	48,375		26,797	75,172

Total Assets	$77,352		$26,797	$104,149

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$21,037	$		$21,037
Accrued expenses	4,500			4,500
Accrued expenses - related party	22,600			22,600
Current portion of license fees payable			-	-
Interest payable	630			630
Notes payable - related party	-			-
Convertible notes payable	12,000			12,000
Less: convertible notes payable debt discount	(972)			(972)

Total Current Liabilities	59,795		-	59,795

License Fees Payable, net of current portion			26,416	26,416

Total Liabilities	59,795		26,416	86,211

Stockholders Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized:

Continued

none issued or outstanding	-		-
Common stock, $.001 par value, 75,000,000 shares authorized,
1,765,000 and 1,500,000 shares issued and outstanding, respectively	1,765		1,765
Additional paid-in capital	167,625	-	167,625
Deficit accumulated during the development stage	(151,833)	381	(151,452)

Total Stockholders' Equity	17,557	381	17,938

Total Liabilities and Stockholders' Equity	$77,352	$26,797	$104,149

Statements of operations information:

The restated statement of operations is set out as follows:

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations

	For the Three Months	For the Three Months	For the Three Months
	Ended	Ended	Ended
	March 31, 2009	March 31, 2009	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
	(As Previously Reported)	(Adjustments)	(As Restated)

NET REVENUES	$-	$-	$-

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES

Consulting fees	7,500		7,500
Depreciation	65		65
Board of directors fees	-		-
General and administrative	329		329
Legal and accounting	12,647		12,647
Travel	43		43
Advertising and promotion	-		-

Total Operating Expenses	20,584	-	20,584

LOSS FROM OPERATIONS	(20,584)	-	(20,584)

OTHER (INCOME) EXPENSES
Foreign currency transactions (gain) loss		(3,486)	(3,486)
Interest expense	900		900

Total Other (Income) Expenses	900	(3,486)	(2,586)

LOSS BEFORE TAXES	(21,484)	3,486	(17,998)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(21,484)	$3,486	$(17,998)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.01)	$0.00	$(0.01)

Weighted Common Shares Outstanding -
basic and diluted	1,699,066	1,699,066	1,699,066

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations

	For the Nine Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended
	March 31, 2009	March 31, 2009	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
	(As Previously Reported)	(Adjustments)	(As Restated)

NET REVENUES	$-	$-	$-

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES

Consulting fees	22,500		22,500
Depreciation	194		194
Board of directors fees	-		-
General and administrative	4,159		4,159
Legal and accounting	46,232		46,232
Travel	77		77
Advertising and promotion	-		-

Total Operating Expenses	73,162	-	73,162

LOSS FROM OPERATIONS	(73,162)	-	(73,162)

OTHER (INCOME) EXPENSES
Foreign currency transactions (gain) loss	-	(10,294)	(10,294)
Interest expense	2,298	-	2,298

Total Other (Income) Expenses	2,298	(10,294)	(7,996)

LOSS BEFORE TAXES	(75,460)	10,294	(65,166)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(75,460)	$10,294	$(65,166)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.05)	$0.01	$(0.04)

Weighted Common Shares Outstanding -
basic and diluted	1,506,873	1,506,873	1,506,873

Statement of cash flows information:

The restated statement of cash flows is set out as follows:

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the		For the	For the
	Nine Months		Nine Months	Nine Months
	Ended		Ended	Ended
	March 31, 2009		March 31, 2009	March 31, 2009
	(Unaudited)		(Unaudited)	(Unaudited)
	(As Previously Reported)		(Adjustments)	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(75,460)		$10,294	$(65,166)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	194			194
Discount on convertible notes payable	1,668			1,668
Changes in operating assets and liabilities:
Prepaid expenses	750			750
Prepaid patent applications costs	(26,486)			(26,486)
Accounts payable and accrued liabilities	9,027			9,027
Interest payable	630			630
License fees payable	-		(10,294)	(10,294)
Due to related party	22,600		(22,600)	-

NET CASH USED IN OPERATING ACTIVITIES	(67,077)		(22,600)	(89,677)

CASH FLOWS FROM FINANCING ACTIVITIES:
Accrued expenses - related party	-		22,600	22,600
Proceeds from note payable - related party	-			-
Repayment of note payable - related party	(2,000)			(2,000)
Proceeds from convertible notes payable	12,000			12,000
Proceeds from sale of common stock and warrants	57,500			57,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	67,500		22,600	90,100
NET CHANGE IN CASH	423		-	423
Cash, Beginning of Period	518			518
Cash, End of Period	$941		$-	$941

SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:
Interest paid	$2,298	$		$2,298
Income tax paid	$-		$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
warrants issued in connection with issuance of convertible debt	$2,640		$-	$2,640

NOTE 4 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $151,452 at March 31, 2009 and had a net loss and cash used in operations of $65,166 and $89,677 for the interim period ended March 31, 2009, respectively, with no revenues since inception.

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

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable at March 31, 2009 and June 30, 2008 consisted of the following:

	March 31, 2009	June 30, 2008
Convertible notes payable of $12,000 issued to individual note holders from July 24, 2008 through August 23, 2008 with simple interest at 8.00% per annum due one (1) year from the date of issuance, convertible to common stock at $0.50 per share inclusive of warrants to purchase 12,000 shares at $1.00 per share expiring three (3) year from the date of issuance, all of which have been converted to shares of the Company’s common stock when due.	$12,000	$-

Fair value of warrants issued in connection with issuance of convertible note payable	(2,640)	-

Amortization of the fair value of warrants	1,668	-

	$11,028	$-

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

The Company amortizes the fair value of the warrants of $2,640 over the life of the convertible notes payable of one (1) year from the date of issuance, $1,668 of which was amortized as financing cost for the interim period ended March 31, 2009.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

On January 23, 2009, the Company sold 250,000 shares of common stock at $0.20 per share to the president of the company, Ron Kunisaki, for $50,000 cash.

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

The fair value of the stock options issued in June 2008 under the 2006 Plan using the Black-Scholes Option Pricing Model was $4,250 at the date of grant, all of which have being recognized as stock based compensation and so included in the statements of operations upon issuance.  For the interim period ended March 31, 2009, the Company did not grant any stock options nor record any stock-based compensation.

The table below summarizes the Company’s stock option activity for the interim period ended March 31, 2009:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, June 30, 2007	-	$-	$-	-	$-

Granted	85,000	0.25	0.25	4,250	-
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2008	85,000	0.25	0.25	4,250	-

Granted	-	-	-		-
Canceled	(15,000)	0.25	0.25	-	-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, March 31, 2009	70,000	$0.25	$0.25	4,250	$-

Vested and exercisable, March 31, 2009	70,000	$0.25	$0.25	4,250	$-

Unvested, March 31, 2009	-	$-	$-	-	$-

The following table summarizes information concerning outstanding and exercisable stock options as of March 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25	70,000	4.0	$0.25	70,000	5.0	$0.25

$0.25	70,000	4.0	$0.25	70,000	5.0	$0.25

As of March 31, 2009, there were 930,000 shares of stock options available for issuance under the 2006 Plan.

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

The table below summarizes the Company’s warrants activity for the interim period ended March 31, 2009 and 2008:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, June 30, 2008	-	$-	$-	$-	$-

Granted	27,000	1.00	1.00	5,940	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, March 31, 2009	27,000	$1.00	$1.00	$5,940	$-

Earned and exercisable, March 31, 2009	27,000	$1.00	$1.00	$5,940	$-

Unvested, March 31, 2009	-	$1.00	$1.00	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.00	27,000	2.00	$1.00	27,000	2.00	$1.00

$1.00	27,000	2.00	$1.00	27,000	1.00	$1.00

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

Consulting services from then President, Director and Stockholder

Consulting services provided by then President, Director and Stockholder for the interim period ended March 31, 2009 and 2008 is as follows:

	March 31, 2009	March 31, 2008
Consulting services received and consulting fees booked	$22,500	$15,000

			)
	$22,500	$15,000

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2009 through May 15, 2009 the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On April 27, 2009, Hydrosystemtechnik, GmbH, extended the date by which the Company is required to purchase an AO-System from Hydrosystemtechnik, GmbH, per Amended Marketing, Distribution and License Agreement to June 30, 2009.

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

Results of Operations

On October 6, 2009, upon the notification by our management and in consultation with Li & Company, PC, our independent registered public accounting firm about certain accounting misstatements in our previously issued financial statements for the fiscal year ended June 30, 2008 and quarterly periods ended September 30, 2008, December 31, 2008 and March 31, 2009.  Upon the notification by our management of such misstatements, our Board of Directors concluded that our previously issued financial statements for the fiscal year ended June 30, 2008 and quarterly periods ended September 30, 2008, December 31, 2008 and March 31, 2009, should no longer be relied upon due to certain accounting misstatements in those financial statements.  Such misstatements include, but are not limited to, the following: (i) to separate prepaid patents application costs from deferred license fees, (ii) to reclassify foreign currency transaction (gain) loss from the payment of license fees payable denominated in € previously recorded as deferred license fees, (iii) to record second and third license fee installment payments under exclusive license agreement not booked, (iv) to adjust license fees payable denominated in Euros to reflect the exchange rate at June 30, 2009.  The disclosure in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section has been modified to reflect the changes made to our financial statements as disclosed in Note 3 of the Notes to Financial Statements on pages 9-26 of this Form 10-Q/A-1.

Net cash used in operating activities during the nine months ended March 31, 2009 was $89,677 resulting in a net loss of $65,166 as compared to net cash used in operating activities during the nine months ended March 31, 2008 of $90,698 resulting in a net loss of $46,856.  The increase in net loss during the two periods was mainly due to increase in pre-paid expenses of $14,142, increase in legal and accounting fees of $35,763, increase of consulting fees of $7,500, and less sales of common stock.

Liquidity and Capital Resources

As of March 31, 2009, we had $941 in cash.  We do not have any available lines of credit.  We have financed our operations from private placements of equity securities and bridge loans since inception.

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

We plan to finance our daily operations principally from private placement equity offerings.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2009.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting
As of March 31, 2009, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Hydrodynex, Inc.

November 20, 2009	By:	/s/ Ronald Kunisaki
Ronald Kunisaki President and Chief Executive Officer (Principal Executive Officer)

November 20, 2009	By:	/s/ Richard Kunisaki
Richard Kunisaki Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)