Form 10-Q
period 2009-09-30
Hydrodynex, Inc.
filed 2009-11-23
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009.

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

On November 23, 2009, there were 1,973,880 outstanding shares of the registrant's common stock, par value $.001 per share.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

Hydrodynex, Inc.

(A Development Stage Company)

September 30, 2009 and 2008

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2009	June 30, 2009
	(Unaudited)
Assets
Current Assets
Cash	$6,070	$75
Advance on purchases	26,991	26,991

Total Current Assets	33,061	27,066

Office Equipment
Office equipment	1,288	1,288
Less: Accumulated depreciation	(372)	(307)

Office Equipment, net	916	981

Other Assets
Prepaid patent application costs	6,997	6,997
Deferred license fees	68,175	68,175
Total Other Assets	75,172	75,172

Total Assets	$109,149	$103,219

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$31,539	$27,824
Accrued expenses	2,900	8,000
Accrued expenses - related party	37,600	30,100
Acrued interest	-	870
Notes payable - related party	3,440	-
Convertible notes payable, net of financing cost	-	11,688
Total Current Liabilities	75,479	78,482

License Fees Payable	29,184	28,096

Total Liabilities	104,663	106,578

Stockholders Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized:
none issued or outstanding	-	-
Common stock, $.001 par value, 75,000,000 shares authorized,
1,833,880 and 1,765,000 shares issued and outstanding, respectively	1,834	1,765
Additional paid-in capital	184,776	167,625
Deficit accumulated during the development stage	(182,124)	(172,749)

Total Stockholders' Equity (Deficit)	4,486	(3,359)

Total Liabilities and Stockholders' Equity (Deficit)	$109,149	$103,219

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period from
	For the Three Months	For the Three Months	May 12, 2006
	Ended	Ended	(inception) through
	September 30, 2009	September 30, 2008	September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-	$-

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES

Consulting fees	7,500	7,500	61,000
Depreciation	65	65	372
Board of directors fees	-	-	2,750
General and administrative	246	1,187	61,622
Legal and accounting	8,625	22,381	43,115
Travel	70	34	10,765
Advertising and promotion	-	-	5,000

Total Operating Expenses	16,506	31,166	184,624

LOSS FROM OPERATIONS	(16,506)	(31,166)	(184,624)

OTHER (INCOME) EXPENSES
Foreign currency transactions (gain) loss	1,088	(5,400)	2,386
Interest expense	402	590	3,735
Forgiveness of debt	(8,621)	-	(8,621)

Total Other (Income) Expenses	(7,131)	(4,810)	(2,500)

LOSS BEFORE TAXES	(9,375)	(26,356)	(182,124)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(9,375)	$(26,356)	$(182,124)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.01)	$(0.02)	$(0.16)

Weighted Common Shares Outstanding -
basic and diluted	1,787,158	1,500,000	1,143,888

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from May 12, 2006 (Inception) through September 30, 2009
(Unaudited)

	Common Stock, $0.001 Par Value		Additional	Deficit accumulated	Total
	Number of		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)
Balance, May 12, 2006 (inception)	-	$-	$-	$-	$-
Shares issued to President for cash
at $0.01 per share upon formation	200,000	200	1,800		2,000
Net loss				(536)	(536)

Balance, June 30, 2006	200,000	200	1,800	(536)	1,464
Shares issued to President for cash
at $0.01 per share	300,000	300	2,700		3,000
Net loss				(1,296)	(1,296)

Balance, June 30, 2007	500,000	500	4,500	(1,832)	3,168

Shares issued for cash at $0.10 per share	1,000,000	1,000	99,000		100,000

Options issued for director fees			2,750		2,750

Options issued for services			1,500		1,500

Net loss				(84,454)	(84,454)

Balance, June 30, 2008	1,500,000	1,500	107,750	(86,286)	22,964

Common stock issued in connection with sale
of security units for cash at $0.50 per unit	15,000	15	4,185		4,200
Warrants issued in connection with sale
of security units for cash at $0.50 per unit			3,300		3,300
Warrants issued in connection with
issuance of convertible notes payable			2,640		2,640
Shares issued for cash at $0.50 per share	250,000	250	49,750		50,000

Net loss				(86,463)	(86,463)

Balance, June 30, 2009	1,765,000	$1,765	$167,625	$(172,749)	$(3,359)
Common stock issued for conversion of notes
payable on July 25, 2009 at $0.25 per share	17,280	17	4,303		4,320
Common stock issued for conversion of notes
payable on August 23, 2009 at $0.25 per share	21,600	22	5,378		5,400
Common stock issued in connection with sale
of security units for cash at $0.25 per unit	30,000	30	7,470		7,500
Net loss				(9,375)	(9,375)

Balance, September 30, 2009	1,833,880	$1,834	$184,776	$(182,124)	$4,486

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows
			For the Period from
	For the Three Months	For the Three Months	May 12, 2006
	Ended	Ended	(inception) through
	September 30, 2009	September 30, 2008	September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(9,375)	$(26,356)	$(182,124)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	65	65	372
Discount on convertible notes payable	312	(2,200)	-
Warrants issued in connection with issuance of convertible notes	-	2,640	2,640
Stock options issued for services	-	-	4,250
Changes in operating assets and liabilities:
Prepaid expenses	-	375	-
Advances on purchases	-	-	(26,991)
Prepaid patent applications costs	-	-	(6,997)
Deferred license fees	-	-	(68,175)
Accounts payable and accrued expenses	(1,385)	12,760	34,440
Interest payable	(150)	-	720
License fees payable	1,088	(5,400)	29,183
NET CASH USED IN OPERATING ACTIVITIES	(9,445)	(18,116)	(212,682)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in office equipment	-	-	(1,288)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(1,288)
CASH FLOWS FROM FINANCING ACTIVITIES:
Accrued expenses - related party	7,500	7,650	37,600
Proceeds from note payable - related party	3,440	-	7,286
Repayment of note payable - related party	-	(2,000)	(3,846)
Proceeds from convertible notes payable	-	12,000	12,000
Repayment of convertible notes payable	(3,000)	-	(3,000)
Proceeds from sale of common stock	7,500	-	170,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,440	17,650	220,040
NET CHANGE IN CASH	5,995	(466)	6,070
Cash, Beginning of Period	75	518	-
Cash, End of Period	$6,070	$52	$6,070
SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:
Interest paid	$402	$150	$3,680
Income tax paid	$-	$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Warrants issued in connection with issuance of convertible debt	$-	2,640	$2,640
Common shares issued for conversion of convertible notes payable	$9,000	-	$9,000
Common shares issued for conversion of interests payable	$720	-	$720

See accompanying notes to the financial statements.

Hydrodynex, Inc.

(A Development Stage Company)

September 30, 2009 and 2008

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2009 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on October 13, 2009.

Development stage company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

Prepaid patent application costs

The Company has adopted the guidelines as set out in paragraph 350-30-25-3 and paragraph 350-30-35-6 of the FASB Accounting Standards Codification for prepaid patent application costs.  Under the requirements as set out in paragraph 350-30-25-3 and paragraph 350-30-35-6 of the FASB Accounting Standards Codification, the Company capitalizes and amortizes patent application costs associated with the licensed product the Company intends to sell pursuant to the Exclusive License Agreement, entered into on September 3, 2007, over their remaining legal lives, estimated useful lives, or the term of the contract, whichever is shorter.  All internally developed process costs incurred to the point when a patent application is to be filed are expensed as incurred and classified as research and development costs.  Patent application costs, generally legal costs, thereafter incurred, are capitalized pending disposition of the individual patent application, and are subsequently either amortized based on the initial patent life granted, generally fifteen (15) to twenty (20) years for domestic patents and five (5) to twenty (20) years for foreign patents, or expensed if the patent application is rejected.  The costs of defending and maintaining patents are expensed as incurred.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Deferred license fees

The Company has adopted the guidelines as set out in paragraph 350-30-25-3 and paragraph 350-30-35-6 of the FASB Accounting Standards Codification for deferred license fees.  Under the requirements as set out in paragraph 350-30-25-3 and paragraph 350-30-35-6, the Company records all non-refundable license fees in connection with the Exclusive License Agreement, entered into on September 3, 2007, as deferred license fees recoupable from the future Product Royalty, which is in perpetuity at ten percent (10%) of the Net Selling Price on all AO water treatment systems assembled or manufactured by the Company or a subcontract manufacture utilized by the Company and paid for by customers of the Company as the Company is in the development stage and intends to manufacture or assemble the AO-System upon the AO-System being certified and approved by the United States Environmental Protection Agency (“EPA”) for sale on a commercial basis in the United States.  The Company will amortize deferred license fees over the remaining legal life of the patent of the AO System, or the estimated useful life, or the term of the contract, whichever is shorter.  The Company will expend deferred license fees as license fees in the event that the Company decides not to manufacture or assemble the AO-System.

Impairment of long-lived assets

The Company follows paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets.  The Company’s long-lived assets, which include office equipment, prepaid patent application costs and deferred license fees for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of September 30, 2009 or 2008.

Fair value of financial instruments

The Company applies paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, advance on purchase, accounts payable, accrued expenses and interest payable, approximate their fair values because of the short maturity of these instruments.  The Company’s convertible notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2009.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period then ended September 30, 2009, 2008 or for the period from May 12, 2006 (inception) through September 30, 2009.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Foreign currency transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (Section 830-20-35) for foreign currency transactions.  Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in a currency other than U.S. Dollar, the Company’s functional currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction.  That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled.  The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.  Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) At the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the recording entity shall be adjusted to reflect the current exchange rate.

Stock-based compensation for obtaining employee services and equity instruments issued to parties other than employees for acquiring goods or services

The Company accounted for its stock based compensation under the recognition and measurement principles of paragraph 718-10-30-3 of the FASB Accounting Standards Codification using the modified prospective method for transactions in which the Company obtains employee services in share-based payment transactions and paragraph 505-50-30-2 of the FASB Accounting Standards Codification for share-based payment transactions with parties other than employees.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.  Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model with weighted-average assumptions as discussed in each grant.  The ranges of assumptions for inputs for stock options issued under the 2006 Plan are as follows:

•

The Company uses historical data to estimate employee termination behavior.  The expected life of options granted is determined using the simplified method as prescribed in paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the options are expected to be outstanding.

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

Income taxes

The Company accounts for income taxes under paragraph 710-10-30-2 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”).  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Net loss per common share

Net loss per common share is computed pursuant to paragraph of 260-10-45-10 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended September 30, 2009 and 2008 as they were anti-dilutive:

	Weighted average number of potentially outstanding dilutive shares
	For the Interim Period Ended September 30, 2009	For the Interim Period Ended September 30, 2008
Stock options issued on June 30, 2008 under the 2006 Plan	70,000	85,000

Warrants issued in connection with the issuance of convertible notes payable issued between July 24, 2008 and August 23, 2008 with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance	12,000	12,000

Warrants issued in connection with the sale of 15,000 shares of its common stock on November 25, 2008 with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance	15,000	-

Total potentially outstanding dilutive shares	97,000	97,000

Cash flows reporting

The Company has adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-24 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.  Commencing with its annual report for the fiscal year ending June 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $182,124 at September 30, 2009 and had a net loss and cash used in operations of $9,375 and $10,165 for the interim period ended September 30, 2009, respectively, with no revenues since inception.

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

NOTE 4 – ADVANCE ON PURCHASES

On February 22, 2008, the Company placed a purchase order to acquire an AO-System ® for Electrochemical Disinfection of Cold and Warm Drinking Water from Hydrosystemtechnik, GmbH for €35,250 (equivalent to $53,982 at February 22, 2008), 50% of which (€17,625) has been paid on February 25, 2008 and the remaining balance of (€17,625) being extended to be due and payable on November 30, 2009.

NOTE 5 – OFFICE EQUIPMENT

Office equipment, stated at cost, less accumulated depreciation at September 30, 2009 and June 30, 2009 consisted of the following:

	Estimated Useful Life (Years)	September 30, 2009	June 30, 2009
Office equipment	5	$1,288	$1,288

		1,288	1,288
Less accumulated depreciation		(372)	(307)

		$916	$981

Depreciation expense for the interim period ended September 30, 2009 and 2008 was $65 each, respectively.

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

The Company paid the first installment of €10,000 with $14,892 on December 17, 2007 and the second installment of €20,000 due on November 30, 2008 and paid with $26,486 on January 26, 2009, respectively.  The due date for the third installment of €20,000 was undeterminable pending EPA approval.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable at September 30, 2009 and June 30, 2009 consisted of the following:

	September 30, 2009	June 30, 2009

Convertible notes payable of $12,000 issued to individual note holders from July 24, 2008 through August 23, 2008 with simple interest at 8.00% per annum with principal and interest due one (1) year from the date of issuance, convertible to common stock at $0.50 per share inclusive of warrants to purchase 12,000 shares at $1.00 per share expiring three (3) year from the date of issuance, $3,000 of which along with accrued interest of $240 were repaid on September 2, 2009 and $9,000 of which along with accrued interest of $720 were converted to 38,880 shares of common stock at $0.25 per share when due.

	$-	$12,000

Fair value of warrants issued in connection with issuance of convertible note payable	(2,640)	(2,640)

Accumulated amortization of the fair value of warrants	2,640	2,328

	$-	$11,688

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

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

Issuance of common stock

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

On June 30, 2008, the Board of Director of the Company approved and granted stock options to purchase an aggregate of 85,000 shares of its common stock, par value $.001 per share (the “Common Stock”) at $0.25 per share expiring on June 30, 2013, five (5) years from the date of issuance, vested upon issuance.  On November 21, 2008, an officer and director of the Company resigned and surrendered his outstanding stock option to purchase 15,000 shares of the Company’s common stock to the Company. For the interim period ended September 30, 2009, the Company did not grant any stock options nor record any stock-based compensation.

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

The table below summarizes the Company’s stock option activity through September 30, 2009 ~~:~~

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value
Balance, June 30, 2007	-	$-	$-	-	$-

Granted	85,000	0.25	0.25	4,250	-
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2008	85,000	0.25	0.25	4,250	-

Granted	-	-	-		-
Canceled	(15,000)	0.25	0.25	-	-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2009	70,000	$0.25	$0.25	4,250	$-

Granted	-	-	-		-
Canceled	(-)	-	-	-	-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, September 30, 2009	70,000	$0.25	$0.25	4,250	$-

Vested and exercisable, September 30, 2009	70,000	$0.25	$0.25	4,250	$-

Unvested, September 30, 2009	-	$-	$-	-	$-

The following table summarizes information concerning outstanding and exercisable stock options as of September 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25	70,000	4.0	$0.25	70,000	4.0	$0.25

$0.25	70,000	4.0	$0.25	70,000	4.0	$0.25

As of September 30, 2009, there were 930,000 shares of stock options available for issuance under the 2006 Plan.

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

The table below summarizes the Company’s warrants activity though September 30, 2009:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, June 30, 2008	-	$-	$-	$-	$-

Granted	27,000	1.00	1.00	5,940	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2009	27,000	$1.00	$1.00	$5,940	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, September 30, 2009	27,000	$1.00	$1.00	$5,940	$-

Earned and exercisable, September 30, 2009	27,000	$1.00	$1.00	$5,940	$-

Unvested, September 30, 2009	-	$1.00	$1.00	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.00	27,000	2.00	$1.00	27,000	2.00	$1.00

$1.00	27,000	2.00	$1.00	27,000	1.00	$1.00

NOTE 9 – RELATED PARTY TRANSACTIONS

Advances from stockholder

The stockholder of the Company provides advances to the Company for its working capital. These advances bear no interest, have no formal repayment terms and are due upon demand. Detailed advances are as follows:

On June 12, 2008, then president and stockholder of the Company advanced the Company $2,000 to be repaid on or before December 31, 2008, which was fully repaid on July 24, 2008.

During the quarter ended December 31, 2008, Mr. Edington, then president of the Company advanced the Company $1,750 to be repaid on or before January 31, 2009.  During the quarter ended March 31, 2009, Mr. Edington, advanced the Company an additional $10,225 without interest, to be repaid on or before March 31, 2009.  Both of these advances were fully repaid as of February 6, 2009.

Notes payable to stockholder

The then president of the Company loaned the company $ 2,500 with 6% per annum interest on February 5, 2007, to be repaid on or before December 31, 2007.  The note was fully repaid on December 31, 2007.

The vice president and Chief Operating Officer of the Company loaned the company $ 3,440 with no interest on September 3, 2009, to be repaid on or before December 31, 2009. No repayment of principal has been made towards to this note as of November 22, 2009.

Consulting services from Vice President, Chief Operating Officer, Director and Stockholder

Consulting services provided by the Vice President, Chief Operating Officer, Director and Stockholder for the interim period ended September 30, 2009 and 2008 is as follows:

	September 30, 2009	September 30, 2008
Consulting services received and consulting fees booked	$7,500	$7,500

	$7,500	$7,500

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of September 30, 2009 through November 23, 2009, the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Sale of common stock

On November 9, 2009, the Company entered into a definitive agreement relating to the private placement of $35,000 of its securities through the sale of 140,000 shares of its common stock at $0.25 per share to an institutional investor.  The purchaser in the private placement was Peter Swan Investment-Consulting, Ltd.

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

In August 2008, we raised $12,000 and issued a convertible promissory note in that amount and 12,000 three year warrants exercisable at $1.00 per share to three investors initially planned as part of a $50,000 bridge loan.  Subsequently we decided to terminate the bridge loan offering after the receipt of $12,000.  The convertible promissory note earned interest at a rate of 8% per annum and had a maturity date one year from the date of issuance.  Under the terms of the note, it was to convert automatically into common shares at $0.50 per share upon the closing of an equity financing of at least $400,000 (including funds received under the bridge loan) prior to the maturity date or holders may convert their debt into shares at $0.25 per share if such a financing does not close prior to the maturity date of the convertible promissory note,.  On July 25, 2009 and August 23, 2009, we issued 17,280 and 21,600 shares of common stock, respectively, to two of the convertible bridge loan holders.  Triax Capital Management converted debt in the amount of $4,000 and accrued interest of $400  and Kyle Drexel converted debt in the amount of $4,000 and accrued interest of $320.  In September 2009, the third convertible promissory note investor was repaid in full $3,240, which includes $3,000 in principal and interest at 8% per annum of $240.

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

On September 26, 2009, we issued 30,000 shares of our common stock at $0.25 per share to a single, accredited investor. for gross proceeds of $7,500.  The purchaser in the private placement was Marycliff Investment Corp.

The proceeds from these sales of unregistered securities were used to paying outstanding debt.  We have exhausted the proceeds from these sales of our stock due to the payment of accounts payable.

Provided that we can raise additional capital, our projected monthly rate of expenditure is estimated at $4,000 for general and administrative costs.  We anticipate that supporting our operations and implementing Phase I of our business plan for the next 12 months will require a minimum of $400,000.  This includes approximately $30,000 for accounting, legal and auditing fees.  The balance of the funds would be utilized for independent technology verification testing, purchase of AO-System®(s) for verification testing, marketing materials, advertising, insurance, employee training, travel, office lease, licenses, shipping and import costs, employee salary, and other budget costs.

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

Net cash used in operating activities during the three months ended September 30, 2009 was $9,445 resulting in a net loss of $9,375 as compared to net cash used in operating activities during the three months ended September 30, 2008 of $18,116 resulting in a net loss of $26,356.   The decrease in net loss during the two periods was mainly due to a decrease in legal and accounting fees of $13,756.

Liquidity and Capital Resources

As of September 30, 2009, we had $6,070 in cash. We do not have any available lines of credit. We have financed our operations from private placements of equity securities and bridge loans since inception.

We have financed our operations from the proceeds from private placements of equity securities, through bridge loans, and through loans from an officer.  In a private placement offering that closed on September 30, 2007, we raised a total of $100,000 from sale of common stock at $0.10 per share pursuant to Rule 504 of Regulation D of the Securities Act of 1933 from 40 investors.  In July and August 2008, we raised $12,000 from three investors and issued a convertible promissory note in that amount, plus 12,000 three year warrants exercisable at $ 1.00 per share to three investors as part of a $50,000 bridge loan.

In November 2008, we raised $7,500 by securities sold in a private transaction.  Shares in this transaction were sold at $0.50 for a total of 15,000 shares issued, and this included 15,000 three year warrants exercisable at $1.00 per share.  In January 2009, we raised $50,000 by securities sold in a private transaction.  Shares in this transaction were sold at $0.20 for a total of 250,000 shares issued.  In September 2009, we raised $7,500 by securities sold in a private transaction.  Shares in this transaction were sold at $0.25 for a total of 30,000 shares issued.  We will need to raise additional capital or generate revenue by December 2009 or curtail our operations.  We intend to sell additional shares of common stock or units consisting of common stock and stock purchase warrants in a private placement offering to secure additional capital to fund Phase I of our strategic plan.  The amount we would like to raise is $750,000.

We plan to finance our needs principally from private placement equity offerings

We do not have sufficient capital to carry on operations past December 2009, but we plan to secure additional capital by the additional sale of common stock in a private offering or executing a bridge loan to finance our plan of operation for at least the next twelve months. However, this is a forward-looking statement, and there may be changes that could consume available resources before such time. Our long term capital requirements will depend on many factors, including the eventual reporting company costs, public relations fees, technology verification costs, among others.

We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  We cannot be certain that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond December 2009, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

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

We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond December 2009, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.  If we are unable to raise additional capital when necessary we will have to curtail or cease operations.

New Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Commencing with its annual report for the fiscal year ending December 31 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. All significant accounting policies have been disclosed in Note 2 to the financial statements included in our Form 10-K.  Our critical accounting policies are:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2009.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of September 30, 2009.  The material weaknesses we identified in our annual report on Form 10-K for our fiscal year ending June 30, 2009 filed on October 13, 2009 have not been remedied due to our lack of sufficient capital resources.

Changes in Internal Control Over Financial Reporting

As of September 30, 2009, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes from the disclosure provided in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Item 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 26, 2009, we entered into definitive agreements relating to the private placement of $7,500 of our securities through the sale of 30,000 shares of our common stock at $0.25 per share to a single, accredited investor. The purchaser in the private placement was Marycliff Investment Corp.  In conjunction with the private placement, there were no fees, commissions or professional fees for services payable.  The placement was undertaken by the officers of Hydrodynex.  The private placement of these securities was exempt from registration under the Securities Exchange Act of 1933, as amended (the “Act”), pursuant to Section 4(2) thereof, and Rule 506 promulgated by the SEC under the Act.

The proceeds from these sales of unregistered securities were used to paying outstanding debt.  We have exhausted the proceeds from these sales of our stock due to the payment of accounts payable.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Registrant(1)

3.2	Bylaws of Registrant(1)

4.1	Form of 2008 Promissory Notes and Warrant Purchase Agreement (2)

4.2	Form of 2008 Common Stock Warrant Purchase Agreement (2)

4.3	Form of 2009 Stock Purchase Agreement (3)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

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

(3)

Filed with the Securities and Exchange Commission on September 28, 2009, as an exhibit, numbered as indicated above, to the Registrant’s Form 8-K (file no. 000-53506), which exhibit is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hydrodynex, Inc.

November 23, 2009	By:	/s/ Ronald Kunisaki
Ronald Kunisaki President and Chief Executive Officer (Principal Executive Officer)

November 23, 2009	By:	/s/ Richard Kunisaki
Richard Kunisaki Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)