Form 10-Q
period 2009-12-31
Hydrodynex, Inc.
filed 2010-02-11
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2009.

[ ]	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

000-53506

(Commission file number)

HYDRODYNEX, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-4903071	702-722-9406
(State or other jurisdiction	(IRS Employer	(Registrant’s telephone number)
of incorporation or organization)	Identification No.)

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

On February 11, 2010, there were 1,973,880 outstanding shares of the registrant's common stock, par value $.001 per share.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

Hydrodynex, Inc.

(A Development Stage Company)

December 31, 2009 and 2008

Index to Financial Statements

CONTENTS	Page
Balance Sheets at December 31, 2009 (Unaudited) and June 30, 2009	4
Statements of Operations for the Three and Six Months Ended December 31, 2009 and 2008 and for the Period from May 12, 2006 (Inception) through December 31, 2009 (Unaudited)	5
Statement of Stockholders’ Equity (Deficit) for the Period from May 12, 2006 (Inception) through December 31, 2009 (Unaudited)	6-7
Statements of Cash Flows for the Six Months Ended December 31, 2009 and 2008 and for the Period from May 12, 2006 (Inception) through December 31, 2009 (Unaudited)	8
Notes to the Financial Statements (Unaudited)	9-21

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2009	June 30, 2009
	(Unaudited)
Assets
Current Assets
Cash	$8,892	$75
Advance on purchases	26,991	26,991
Total Current Assets	35,883	27,066

Office Equipment
Office equipment	1,288	1,288
Less: Accumulated depreciation	(436)	(307)

Office Equipment, net	852	981

Other Assets
Prepaid patent application costs	6,997	6,997
Deferred license fees	68,175	68,175
Total Other Assets	75,172	75,172

Total Assets	$111,907	$103,219

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$12,532	$27,824
Accrued expenses	2,251	8,000
Accrued expenses - related party	37,600	30,100
Accrued interest	-	870
Notes payable - related party	3,440	-
Convertible notes payable, net of financing cost	-	11,688
Total Current Liabilities	55,823	78,482

License Fees Payable	28,660	28,096

Total Liabilities	84,483	106,578

Stockholders Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized:
none issued or outstanding	-	-
Common stock, $.001 par value, 75,000,000 shares authorized,
1,973,880 and 1,765,000 shares issued and outstanding, respectively	1,974	1,765
Additional paid-in capital	219,636	167,625
Deficit accumulated during the development stage	(194,186)	(172,749)

Total Stockholders' Equity (Deficit)	27,424	(3,359)

Total Liabilities and Stockholders' Equity (Deficit)	$111,907	$103,219

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations
					For the
	For the Three Months	For the Three Months	For the Six Months	For the Six Months	Period from May 12, 2006
	Ended	Ended	Ended	Ended	(inception) through
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008	December 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-	$-	$-	$-

COST OF GOODS SOLD	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Advertising and promotion	-	-	-	-	5,429
Consulting fees	-	7,500	7,500	15,000	61,000
Depreciation	65	65	130	129	437
Board of directors fees	-	-	-	-	2,750
General and administrative	4,396	2,643	4,642	3,830	16,315
Legal and accounting	8,125	11,205	16,750	33,586	100,283
Travel	-	-	70	34	10,996

Total Operating Expenses	12,586	21,413	29,092	52,579	197,210

LOSS FROM OPERATIONS	(12,586)	(21,413)	(29,092)	(52,579)	(197,210)

OTHER (INCOME) EXPENSES
Foreign currency transactions (gain) loss	(524)	(1,408)	564	(6,808)	1,862
Interest expense	-	808	402	1,398	3,735
Forgiveness of debt	-	-	(8,621)	-	(8,621)

Total Other (Income) Expenses	(524)	(600)	(7,655)	(5,410)	(3,024)

LOSS BEFORE TAXES	(12,062)	(20,813)	(21,437)	(47,169)	(194,186)

INCOME TAX PROVISION	-	-	-	-	-

NET LOSS	$(12,062)	$(20,813)	$(21,437)	$(47,169)	$(194,186)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.16)

Weighted Common Shares Outstanding -
basic and diluted	1,913,010	1,505,870	1,850,084	1,502,935	1,197,091

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from May 12, 2006 (Inception) through December 31, 2009
(Unaudited)

	Common Stock, $0.001 Par Value		Additional	Deficit accumulated	Total
	Number of		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, May 12, 2006 (inception)	-	$-	$-	$-	$-

Shares issued to President for cash
at $0.01 per share upon formation	200,000	200	1,800		2,000

Net loss				(536)	(536)

Balance, June 30, 2006	200,000	200	1,800	(536)	1,464

Shares issued to President for cash
at $0.01 per share	300,000	300	2,700		3,000

Net loss				(1,296)	(1,296)

Balance, June 30, 2007	500,000	500	4,500	(1,832)	3,168

Shares issued for cash at $0.10 per share	1,000,000	1,000	99,000		100,000

Options issued for director fees			2,750		2,750

Options issued for services			1,500		1,500

Net loss				(84,454)	(84,454)

Balance, June 30, 2008	1,500,000	1,500	107,750	(86,286)	22,964

Common stock issued in connection with sale
of security units for cash at $0.50 per unit	15,000	15	4,185		4,200

Warrants issued in connection with sale
of security units for cash at $0.50 per unit			3,300		3,300

Warrants issued in connection with
issuance of convertible notes payable			2,640		2,640

Shares issued for cash at $0.50 per share	250,000	250	49,750		50,000

Net loss				(86,463)	(86,463)

Balance, June 30, 2009	1,765,000	1,765	167,625	(172,749)	(3,359)

CONTINUED...

Common stock issued for conversion of notes
payable on July 25, 2009 at $0.25 per share	17,280	17	4,303		4,320

Common stock issued for conversion of notes
payable on August 23, 2009 at $0.25 per share	21,600	22	5,378		5,400

Common stock issued in connection with sale
of security units for cash at $0.25 per unit	30,000	30	7,470		7,500

Shares issued for cash at $0.25 per share	140,000	140	34,860		35,000

Net loss				(21,437)	(21,437)

Balance, December 31, 2009	1,973,880	$1,974	$219,636	$(194,186)	$27,424

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows
			For the Period from
	For the Six Months	For the Six Months	May 12, 2006
	Ended	Ended	(inception) through
	December 31, 2009	December 31, 2008	December 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(21,437)	$(47,169)	$(194,186)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	129	129	436
Amortization of discount on convertible notes payable	312	1,008	-
Changes in operating assets and liabilities:
Prepaid expenses	-	750	-
Advances on purchases	-	-	(26,991)
Prepaid patent applications costs	-	-	(6,997)
Deferred license fees	-	-	(68,175)
Accounts payable and accrued expenses	(21,042)	7,410	14,782
Interest payable	(870)	-	-
License fees payable	564	(6,808)	28,660
NET CASH USED IN OPERATING ACTIVITIES	(42,344)	(44,680)	(252,471)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in office equipment	-	-	(1,288)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(1,288)
CASH FLOWS FROM FINANCING ACTIVITIES:
Accrued expenses - related party	7,500	15,100	37,600
Proceeds from note payable - related party	3,440	11,975	3,440
Repayment of note payable - related party	(2,000)	(2,000)	-
Proceeds from convertible notes payable	-	12,000	-
Repayment of convertible notes payable	(10,000)	-	-
Proceeds from sale of common stock and warrants	52,220	7,500	221,610

NET CASH PROVIDED BY FINANCING ACTIVITIES	51,160	44,575	262,650
NET CHANGE IN CASH	8,816	(105)	8,891

Cash, Beginning of Period	75	518	-

Cash, End of Period	$8,891	$413	$8,891
SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:
Interest paid	$402	$-	$3,735
Income tax paid	$-	$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Warrants issued in connection with issuance of convertible debt	$-	2,640	$2,640
Common shares issued for conversion of convertible notes payable	$9,000	-	$9,000
Common shares issued for conversion of interests payable	$720	-	$720

See accompanying notes to the financial statements.

Hydrodynex, Inc.

(A Development Stage Company)

December 31, 2009 and 2008

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

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

Fiscal year

The Company elected June 30 as its fiscal year ending date upon formation.

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

Deferred license fees

The Company has adopted the guidelines as set out in paragraph 350-30-25-3 and paragraph 350-30-35-6 of the FASB Accounting Standards Codification for deferred license fees.  Under the requirements as set out in paragraph 350-30-25-3 and paragraph 350-30-35-6, the Company records all non-refundable license fees in connection with the Exclusive License Agreement, entered into on September 3, 2007, as deferred license fees recoupable from the future Product Royalty, which is in perpetuity at ten percent (10%) of the Net Selling Price on all AO water treatment systems assembled or manufactured by the Company or a subcontract manufacture utilized by the Company and paid for by customers of the Company as the Company is in the development stage and intends to manufacture or assemble the AO-System upon the AO-System being certified and approved by the United States Environmental Protection Agency (“EPA”) for sale on a commercial basis in the United States.  The Company will amortize deferred license fees upon commencement of operations, over the remaining legal life of the patent of the AO System, or the estimated useful life, or the term of the contract, whichever is shorter.  The Company will expend deferred license fees as license fees in the event that the Company decides not to manufacture or assemble the AO-System.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of December 31, 2009 or 2008.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, advance on purchase, accounts payable, accrued expenses and interest payable, approximate their fair values because of the short maturity of these instruments.  The Company’s convertible notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2009.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period then ended December 31, 2009, 2008 or for the period from May 12, 2006 (inception) through December 31, 2009.

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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended December 31, 2009 and 2008 as they were anti-dilutive:

	Weighted average number of potentially outstanding dilutive shares
	For the Interim Period Ended December 31, 2009	For the Interim Period Ended December 31, 2008
Stock options issued on June 30, 2008 under the 2006 Plan	70,000	70,000

Warrants issued in connection with the issuance of convertible notes payable issued between July 24, 2008 and August 23, 2008 with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance	12,000	12,000

Warrants issued in connection with the sale of 15,000 shares of its common stock on November 25, 2008 with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance	15,000	15,000

Total potentially outstanding dilutive shares	97,000	97,000

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.

A subsidiary or group of assets that is a business or nonprofit activity

2.

A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3.

An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.

Sales of in substance real estate.  Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2.

Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of non-monetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $194,186 at December 31, 2009 and had a net loss and cash used in operations of $21,437 and $42,344 for the interim period ended December 31, 2009, respectively, with no revenues since inception.

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

NOTE 4 – ADVANCE ON PURCHASES

On February 22, 2008, the Company placed a purchase order to acquire an AO-System ® for Electrochemical Disinfection of Cold and Warm Drinking Water from Hydrosystemtechnik, GmbH for €35,250 (equivalent to $53,982 at February 22, 2008), 50% of which (€17,625) has been paid on February 25, 2008 and the remaining balance of (€17,625) was to be due and payable on November 30, 2009.  The Company is in negotiations for an extension of the due date with Hydrosystemtechnik, GmbH.

NOTE 5 – OFFICE EQUIPMENT

Office equipment, stated at cost, less accumulated depreciation at December 31, 2009 and June 30, 2009 consisted of the following:

	Estimated Useful Life (Years)	December 31, 2009	June 30, 2009
Office equipment	5	$1,288	$1,288

		1,288	1,288
Less accumulated depreciation		(436)	(307)
		$852	$981

Depreciation expense for the interim period ended December 31, 2009 and 2008 was $129 each, respectively.

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

The Company’s exclusive license right to sell finished AO Units in the territory is contingent upon the Company achieving minimum annual sales volume as defined in Table 1 of Appendix B of the Amended License Agreement (the “Agreement”) (filed as an exhibit to the company fling on Form 8-K dated September 5, 2008) among other terms and conditions at the end of each business year, beginning with the third (3 rd) anniversary after the effective date of the Agreement.  In the event the objectives defined in years three (3) through five (5) of Table 1 in Appendix B of the Agreement are not attained at the end of each business year, the Agreement shall, at the option of the GRANTOR, automatically revert to a non-exclusive marketing agreement and the Company will no longer have the right in manufacturing or assembling of AO Systems.

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

The Company paid the first installment of €10,000 with $14,892 on December 17, 2007 and the second installment of €20,000 due on November 30, 2008 and paid $26,486 on January 26, 2009, respectively.  The due date for the third installment of €20,000 was undeterminable pending EPA approval.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable at December 31, 2009 and June 30, 2009 consisted of the following:

	December 31, 2009	June 30, 2009

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

On November 9, 2009, the Company sold 140,000 shares of common stock at $0.25 per share for $35,000 in cash.

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

On June 30, 2008, the Board of Director of the Company approved and granted stock options to purchase an aggregate of 85,000 shares of its common stock, par value $.001 per share (the “Common Stock”) at $0.25 per share expiring on June 30, 2013, five (5) years from the date of issuance, vested upon issuance.  On November 21, 2008, an officer and director of the Company resigned and surrendered his outstanding stock option to purchase 15,000 shares of the Company’s common stock to the Company. For the interim period ended December 31, 2009, the Company did not grant any stock options nor record any stock-based compensation.

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

The table below summarizes the Company’s stock option activity through December 31, 2009 ~~:~~

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value
Balance, June 30, 2007	-	$-	$-	-	$-

Granted	85,000	0.25	0.25	4,250	-
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2008	85,000	0.25	0.25	4,250	-

Granted	-	-	-		-
Canceled	(15,000)	0.25	0.25	-	-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2009	70,000	$0.25	$0.25	4,250	$-

Granted	-	-	-		-
Canceled	-	-	-	-	-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, December 31, 2009	70,000	$0.25	$0.25	4,250	$-

Vested and exercisable, December 31, 2009	70,000	$0.25	$0.25	4,250	$-

Unvested, December 31, 2009	-	$-	$-	-	$-

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25	70,000	4.0	$0.25	70,000	4.0	$0.25

$0.25	70,000	4.0	$0.25	70,000	4.0	$0.25

As of December 31, 2009, there were 930,000 shares of stock options available for issuance under the 2006 Plan.

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

The table below summarizes the Company’s warrants activity though December 31, 2009:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, June 30, 2008	-	$-	$-	$-	$-

Granted	27,000	1.00	1.00	5,940	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2009	27,000	$1.00	$1.00	$5,940	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, December 31, 2009	27,000	$1.00	$1.00	$5,940	$-

Earned and exercisable, December 31, 2009	27,000	$1.00	$1.00	$5,940	$-

Unvested, December 31, 2009	-	$1.00	$1.00	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.00	27,000	2.00	$1.00	27,000	2.00	$1.00

$1.00	27,000	2.00	$1.00	27,000	1.00	$1.00

NOTE 9 – RELATED PARTY TRANSACTIONS

Advances from stockholder

Jerod Edington, formerly President and CEO of the Company and currently the Vice President and Chief Operating Officer as well as a director has provided advances to the Company for its working capital. These advances bear no interest, have no formal repayment terms and are due upon demand. Detailed advances are as follows:

On June 12, 2008, then President. CEO, and a director of the Company advanced the Company $2,000 to be repaid on or before December 31, 2008, which was fully repaid on July 24, 2008.

During the quarter ended December 31, 2008, Mr. Edington, then President, CEO and a director of the Company advanced the Company $1,750 to be repaid on or before January 31, 2009.  During the quarter ended March 31, 2009, Mr. Edington, advanced the Company an additional $10,225 without interest, to be repaid on or before March 31, 2009.  Both of these advances were fully repaid as of February 6, 2009.

Notes payable to stockholder

Jerod Edington, the Vice President and Chief Operating Officer of the Company loaned the Company $3,440 with no interest on September 3, 2009, to be repaid on or before December 31, 2009.  Jerod Edington agreed to an extension of this note to June 30, 2010.

Consulting services from Vice President, Chief Operating Officer, Director and Stockholder

The table below shows consulting services provided by the Vice President, Chief Operating Officer, and Director for the interim period ended December 31, 2009 and 2008 is as follows:

	December 31, 2009	December 31, 2008
Consulting services received and consulting fees booked	$7,500	$15,000

TOTAL	$7,500	$15,000

These consulting fees are still outstanding and included in the accrued expenses for related party on the Company Balance Sheet.  The Company currently has $37,600 total in accrued expenses for related parties.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date of December 31, 2009 through February 5, 2010, the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

As of January 13, 2010, the Company repaid Vice President and Chief Operating Officer, Jerod Edington, $440 of principal on the $3,440 note payable dated September 3, 2009.  The outstanding note payable balance is now $3,000.

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

Under the terms of our license agreement with our licensor Hydrosystemtechnik, we paid a 50% deposit for the purchase of a test model AO-Systems® unit in the amount of € 17,625 ($ 26,991) in 2008.  We were required, under the original license agreement with our licensor, to make the complete purchase of a unit by September 3, 2008.  Under the terms of the amended license agreement dated August 30, 2008, and with additional extensions granted, Hydrosystemtechnik agreed in writing to an extension of the purchase completion date for our test AO-Systems® unit from September 3, 2008 to November 30, 2009.  Although this deadline has passed, the licensor has not reduced our license to a non-exclusive status at this time, but could do so at any time..

Under the terms of our license agreement with our licensor Hydrosystemtechnik we are required to gain approval from the Environmental Protection Agency by March 3, 2010, thirty months after the effective date of our license agreement.  The verification and certification process leading to such approval involves extensive testing and is an expensive process.  We will have to raise additional capital to pay for the independent verification and certification process leading to approval.  We have made contact with staff at NSF, received price quotes, and met with NSF representatives in person, but we have not begun the testing process to initiate the verification and certification process..  We are currently awaiting additional investment capital to pay for the second 50% payment of the test AO-Systems® reactor that we have ordered from our licensor, and the $10,000 deposit required for protocol development so that we can begin the testing process with NSF.  If we fail to meet the deadline for approval from the EPA for the AO-Systems® water disinfection technology, which appears practically certain to occur since we have not begun the necessary testing process, if our licensor does not agree to an extension of this contractual requirement, our license will become non-exclusive and our licensor could terminate the amended license agreement.

We have not sold any product to date and have generated no revenues from operations.

Our plan of operation for the next 12 months, assuming sufficient capital resources are available, will be the execution of our strategic business plan.   Hydrodynex intends to operate in three phases as follows:

Phase 1: Finalization of the Strategic Marketing Plan, initial start-up capital realization through a second private stock offering, completing purchase of AO System ® unit from our licensor, Hydrosystemtechnik, undertaking independent testing, securing EPA and State certification, and hiring/training sales and technical personnel.

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

Net cash used in operating activities during the six months ended December 31, 2009 was $42,344 resulting in a net loss of $21,437 as compared to net cash used in operating activities during the six months ended December 31, 2008 of $44,680 resulting in a net loss of $47,169.

Liquidity and Capital Resources

As of December 31, 2009, we had $8,892 in cash. We do not have any available lines of credit.  We have financed our operations from the proceeds from private placements of equity securities, through bridge loans, and through loans from an officer.

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

On September 26, 2009, we issued 30,000 shares of our common stock at $0.25 per share to a single, accredited investor for gross proceeds of $7,500.  The purchaser in the private placement was Marycliff Investment Corp.

On November 9, 2009, we issued 140,000 shares of our common stock at $0.25 per share to a single, accredited investor for gross proceeds of $35,000.  The purchaser in the private placement was Peter Swan Investment-Consulting, Ltd.

The proceeds from these sales of unregistered securities were used to pay outstanding debt.  We have exhausted the proceeds from these sales of our stock due to the payment of accounts payable.

We will need to raise additional capital or generate revenue by March 2010 or curtail our operations.  We intend to sell additional shares of common stock or units consisting of common stock and stock purchase warrants in a private placement offering to secure additional capital to fund Phase I of our strategic plan.  The amount we would like to raise is $750,000.

We plan to finance our needs principally from future private placement equity offerings.

We do not have sufficient capital to carry on operations past March 2010, but we plan to secure additional capital by the additional sale of common stock in a private offering or executing a bridge loan to finance our plan of operation for at least the next twelve months. However, this is a forward-looking statement, and there may be changes that could consume available resources before such time. Our long term capital requirements will depend on many factors, including the eventual reporting company costs, public relations fees, technology verification costs, among others.

We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  We cannot be certain that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond March 2010, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

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

We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond March 2010, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.  If we are unable to raise additional capital when necessary, we will have to curtail or cease operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2009.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2009.  The material weaknesses we identified in our annual report on Form 10-K for our fiscal year ending June 30, 2009 filed on October 13, 2009 have not been remedied due to our lack of sufficient capital resources.

Changes in Internal Control Over Financial Reporting

As of December 31, 2009, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 9, 2009, we issued 140,000 shares of our common stock at $0.25 per share to a single, accredited investor for gross proceeds of $35,000.  The purchaser in the private placement was Peter Swan Investment-Consulting, Ltd.  In conjunction with the private placement, there were no fees, commissions or professional fees for services payable.  The placement was undertaken by the officers of Hydrodynex.  The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Hydrodynex, Inc.

February 11, 2010	By:	/s/ Ronald Kunisaki
Ronald Kunisaki President and Chief Executive Officer (Principal Executive Officer)

February 11, 2010	By:	/s/ Richard Kunisaki
Richard Kunisaki Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)