Form 10-Q
period 2010-03-31
Hydrodynex, Inc.
filed 2010-05-17
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ]

On May 17, 2010, there were 1,973,880 outstanding shares of the registrant's common stock, par value $.001 per share.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II – OTHER INFORMATION		24
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
SIGNATURES		25

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

Hydrodynex, Inc.

(A Development Stage Company)

March 31, 2010 and 2009

Index to Financial Statements

CONTENTS	Page
Balance Sheets at March 31, 2010 (Unaudited) and June 30, 2009	4
Statements of Operations for the Three and Nine Months Ended March 31, 2010 and 2009 and for the Period from May 12, 2006 (Inception) through March 31, 2010 (Unaudited)	5
Statement of Stockholders’ Equity (Deficit) for the Period from May 12, 2006 (Inception) through March 31, 2010 (Unaudited)	6
Statements of Cash Flows for the Nine Months Ended March 31, 2010 and 2009 and for the Period from May 12, 2006 (Inception) through March 31, 2010 (Unaudited)	7
Notes to the Financial Statements (Unaudited)	8-19

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2010	June 30, 2009
	(Unaudited)
Assets
Current Assets
Cash	$1,342	$75
Advance on purchases	26,991	26,991
Total Current Assets	28,333	27,066

Office Equipment
Office equipment	1,288	1,288
Less: Accumulated depreciation	(501)	(307)

Office Equipment, net	787	981

Other Assets
Prepaid patent application costs	6,997	6,997
Deferred license fees	68,175	68,175
Total Other Assets	75,172	75,172

Total Assets	$104,292	$103,219

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$6,706	$27,824
Accrued expenses	4,200	8,000
Accrued expenses - related party	37,600	30,100
Accrued interest	-	870
Notes payable - related party	3,000	-
Convertible notes payable, net of financing cost	-	11,688
Total Current Liabilities	51,506	78,482

License Fees Payable	26,910	28,096

Total Liabilities	78,416	106,578

Stockholders Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized:
none issued or outstanding	-	-
Common stock, $.001 par value, 75,000,000 shares authorized,
1,973,880 and 1,765,000 shares issued and outstanding, respectively	1,974	1,765
Additional paid-in capital	219,636	167,625
Deficit accumulated during the development stage	(195,734)	(172,749)

Total Stockholders' Equity (Deficit)	25,876	(3,359)

Total Liabilities and Stockholders' Equity (Deficit)	$104,292	$103,219

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations
					For the Period from
	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months	May 12, 2006
	Ended	Ended	Ended	Ended	(inception) through
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009	March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-	$-	$-	$-
COST OF GOODS SOLD	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-
OPERATING EXPENSES
Advertising and promotion	-	-	-	-	5,000
Consulting fees	-	7,500	7,500	22,500	61,000
Depreciation	64	65	194	194	501
Board of directors fees	-	-	-	-	2,750
General and administrative	541	329	5,183	4,159	66,559
Legal and accounting	2,693	12,647	19,443	46,232	53,933
Travel	-	43	70	77	10,765
Total Operating Expenses	3,298	20,584	32,390	73,162	200,508

LOSS FROM OPERATIONS	(3,298)	(20,584)	(32,390)	(73,162)	(200,508)
OTHER (INCOME) EXPENSES
Foreign currency transactions (gain) loss	(1,750)	(3,486)	(1,186)	(10,294)	112
Interest expense	-	900	402	2,298	3,735
Forgiveness of debt	-	-	(8,621)	-	(8,621)
Total Other (Income) Expenses	(1,750)	(2,586)	(9,405)	(7,996)	(4,774)

LOSS BEFORE TAXES	(1,548)	(17,998)	(22,985)	(65,166)	(195,734)
INCOME TAX PROVISION	-	-	-	-	-
NET LOSS	$(1,548)	$(17,998)	$(22,985)	$(65,166)	$(195,734)
NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.00)	$(0.01)	$(0.01)	$(0.04)	$(0.16)
Weighted Common Shares Outstanding -
basic and diluted	1,973,880	1,699,066	1,890,747	1,506,873	1,246,324

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from May 12, 2006 (Inception) through March 31, 2010
(Unaudited)

	Common Stock, $0.001 Par Value		Additional	Deficit accumulated	Total
	Number of		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, May 12, 2006 (inception)	-	$-	$-	$-	$-

Shares issued to President for cash
at $0.01 per share upon formation	200,000	200	1,800		2,000

Net loss				(536)	(536)

Balance, June 30, 2006	200,000	200	1,800	(536)	1,464

Shares issued to President for cash
at $0.01 per share	300,000	300	2,700		3,000

Net loss				(1,296)	(1,296)

Balance, June 30, 2007	500,000	500	4,500	(1,832)	3,168

Shares issued for cash at $0.10 per share	1,000,000	1,000	99,000		100,000

Options issued for director fees			2,750		2,750

Options issued for services			1,500		1,500

Net loss				(84,454)	(84,454)

Balance, June 30, 2008	1,500,000	1,500	107,750	(86,286)	22,964

Common stock issued in connection with sale of security
units for cash at $0.50 per unit November 25, 2008	15,000	15	4,185		4,200

Warrants issued in connection with sale
of security units for cash at $0.50 per unit			3,300		3,300

Warrants issued in connection with
issuance of convertible notes payable			2,640		2,640

Shares issued for cash at $0.20 per share January 23, 2009	250,000	250	49,750		50,000

Net loss				(86,463)	(86,463)

Balance, June 30, 2009	1,765,000	1,765	167,625	(172,749)	(3,359)

Common stock issued for conversion of notes
payable on July 25, 2009 at $0.25 per share	17,280	17	4,303		4,320

Common stock issued for conversion of notes
payable on August 23, 2009 at $0.25 per share	21,600	22	5,378		5,400

Common stock issued in connection with sale of security
units for cash at $0.25 per unit September 26, 2009	30,000	30	7,470		7,500

Shares issued for cash at $0.25 per share November 9th, 2009	140,000	140	34,860		35,000

Net loss				(22,985)	(22,985)

Balance, March 31, 2010	1,973,880	$1,974	$219,636	$(195,734)	$25,876

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows
			For the
	For the Nine Months	For the Nine Months	Period from May 12, 2006
	Ended	Ended	(inception) through
	March 31, 2010	March 31, 2009	March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(22,985)	$(65,166)	$(195,734)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	194	194	501
Amortization of discount on convertible notes payable	312	1,668	-
Warrants issued in connection with issuance of convertible notes	-	-	2,640
Stock options issued for services	-	-	4,250
Changes in operating assets and liabilities:
Prepaid expenses	-	750	-
Advances on purchases	-	-	(26,991)
Prepaid patent applications costs	-	(26,486)	(6,997)
Deferred license fees	-	-	(68,175)
Accounts payable and accrued expenses	(24,918)	9,027	10,907
Interest payable	(150)	630	720
License fees payable	(1,186)	(10,294)	26,909

NET CASH USED IN OPERATING ACTIVITIES	(48,733)	(89,677)	(251,970)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in office equipment	-	-	(1,288)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(1,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Accrued expenses - related party	7,500	22,600	37,600
Proceeds from note payable - related party	3,440	-	7,286
Repayment of note payable - related party	(440)	(2,000)	(4,286)
Proceeds from convertible notes payable	-	12,000	12,000
Repayment of convertible notes payable	(3,000)	-	(3,000)
Proceeds from sale of common stock and warrants	42,500	57,500	205,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	50,000	90,100	254,600

NET CHANGE IN CASH	1,267	423	1,342

Cash, Beginning of Period	75	518	-

Cash, End of Period	$1,342	$941	$1,342

SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:
Interest paid	$402	$2,298	$3,680
Income tax paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Warrants issued in connection with issuance of convertible debt	$-	2,640	$2,640
Common shares issued for conversion of convertible notes payable	$9,000	-	$9,000
Common shares issued for conversion of interests payable	$720	-	$720

See accompanying notes to the financial statements.

Hydrodynex, Inc.

(A Development Stage Company)

March 31, 2010 and 2009

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of March 31, 2010 or 2009.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period then ended or for the period from May 12, 2006 (inception) through March 31, 2010.

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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim periods ended March 31, 2010 and 2009 as they were anti-dilutive:

	Weighted average number of potentially outstanding dilutive shares
	For the Interim Period Ended March 31, 2010	For the Interim Period Ended March 31, 2009
Stock options issued on June 30, 2008 under the 2006 Plan	70,000	70,000

Warrants issued in connection with the issuance of convertible notes payable issued between July 24, 2008 and August 23, 2008 with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance	12,000	12,000

Warrants issued in connection with the sale of 15,000 shares of its common stock on November 25, 2008 with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance	15,000	15,000

Total potentially outstanding dilutive shares	97,000	97,000

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

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $195,734 at March 31, 2010 and had a net loss and cash used in operations of $22,985 and $48,733 for the interim period ended March 31, 2010, respectively, with no revenues earned since inception.

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

NOTE 4 – ADVANCE ON PURCHASES

On February 22, 2008, the Company placed a purchase order to acquire an AO-System® for Electrochemical Disinfection of Cold and Warm Drinking Water from Hydrosystemtechnik, GmbH for €35,250 (equivalent to $53,982 at February 22, 2008), 50% of which (€17,625) has been paid on February 25, 2008 and the remaining balance of (€17,625) was to be due and payable on November 30, 2009.  The Company is in negotiations for an extension of the due date with Hydrosystemtechnik, GmbH.

NOTE 5 – OFFICE EQUIPMENT

Office equipment, stated at cost, less accumulated depreciation at March 31, 2010 and June 30, 2009 consisted of the following:

	Estimated Useful Life (Years)	March 31, 2010	June 30, 2009
Office equipment	5	$1,288	$1,288

		1,288	1,288
Less accumulated depreciation		(501)	(307)
		$787	$981

Depreciation expense for the interim periods ended March 31, 2010 and 2009 was $194 and $194, respectively.

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

The Company’s exclusive license right to sell finished AO Units in the territory is contingent upon the Company achieving minimum annual sales volume as defined in Table 1 of Appendix B of this Agreement among other terms and conditions at the end of each business year, beginning with the third (3rd) anniversary after the effective date of this Agreement.  In the event the objectives defined in years three (3) through five (5) of Table 1 in Appendix B are not attained at the end of each business year, this agreement shall, at the option of the GRANTOR, automatically revert to a non-exclusive marketing agreement and the Company will no longer have the right in manufacturing or assembling of AO Systems.

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

The Company paid the first installment of €10,000 with $14,892 on December 17, 2007 and the second installment of €20,000 due on November 30, 2008 and paid $26,486 on January 26, 2009, respectively.  The due date for the third installment of €20,000 is undeterminable pending EPA approval.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable at March 31, 2010 and June 30, 2009 consisted of the following:

	March 31, 2010	June 30, 2009

Convertible notes payable of $12,000 issued to individual note holders from July 24, 2008 through August 23, 2008 with simple interest at 8.00% per annum with principal and interest due one (1) year from the date of issuance, convertible to common stock at $0.25 per share inclusive of warrants to purchase 12,000 shares at $1.00 per share expiring three (3) year from the date of issuance, $3,000 of which along with accrued interest of $240 were repaid on September 2, 2009 and $9,000 of which along with accrued interest of $720 were converted to 38,880 shares of common stock at $0.25 per share when due.

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

For the interim period ended March 31, 2010, the Company did not grant any stock options nor record any stock-based compensation.

The table below summarizes the Company’s stock option activity through March 31, 2010:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value
Balance, June 30, 2007	-	$-	$-	-	$-

Granted	85,000	0.25	0.25	4,250	-
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2008	85,000	0.25	0.25	4,250	-

Granted	-	-	-		-
Canceled	(15,000)	0.25	0.25	-	-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2009	70,000	$0.25	$0.25	4,250	$-

Granted	-	-	-		-
Canceled	-	-	-	-	-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, March 31, 2010	70,000	$0.25	$0.25	4,250	$-

Vested and exercisable, March 31, 2010	70,000	$0.25	$0.25	4,250	$-

Unvested, March 31, 2010	-	$-	$-	-	$-

The following table summarizes information concerning outstanding and exercisable stock options as of March 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25	70,000	4.0	$0.25	70,000	4.0	$0.25

$0.25	70,000	4.0	$0.25	70,000	4.0	$0.25

As of March 31, 2010, there were 930,000 shares of stock options available for issuance under the 2006 Plan.

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

The table below summarizes the Company’s warrants activity though March 31, 2010:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, June 30, 2008	-	$-	$-	$-	$-

Granted	27,000	1.00	1.00	5,940	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2009	27,000	$1.00	$1.00	$5,940	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, March 31, 2010	27,000	$1.00	$1.00	$5,940	$-

Earned and exercisable, March 31, 2010	27,000	$1.00	$1.00	$5,940	$-

Unvested, March 31, 2010	-	$1.00	$1.00	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.00	27,000	2.00	$1.00	27,000	2.00	$1.00

$1.00	27,000	2.00	$1.00	27,000	1.00	$1.00

NOTE 9 – RELATED PARTY TRANSACTIONS

Notes payable to stockholder

The vice president and Chief Operating Officer of the Company loaned the company $ 3,440 with no interest on September 3, 2009, to be repaid on or before December 31, 2009 and subsequently extended to June 30, 2010.  The Company repaid $440 towards the principal of this note on January 13, 2010 with the remaining balance of $3,000 as of March 31, 2010.  On April 12, 2010, the Company repaid an additional $1,000 towards the principal of this note.

Consulting services from Vice President, Chief Operating Officer, Director and Stockholder

Consulting services provided by the Vice President, Chief Operating Officer, Director and Stockholder for the interim period ended March 31, 2010 and 2009 is as follows:

	March 31, 2010	March 31, 2009
Consulting services received and consulting fees booked	$7,500	$22,500

			)
	$7,500	$22,500

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date of March 31, 2010 through May 17, 2010, the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Under our license agreement, as amended, with our licensor Hydrosystemtechnik, we paid two license fees in the amount of €10,000 ($14,892) in 2007, and €20,000 ($26,486) in 2009, both of which are non–refundable and creditable to future royalty payments.  A third license fee in the amount of €20,000 will be due upon certification and approval of the AO-Systems® by the U.S. Environmental Protection Agency for commercial sales in the United States.

Under the terms of our license agreement with our licensor Hydrosystemtechnik, we paid a 50% deposit for the purchase of a test model AO-Systems® unit in the amount of € 17,625 ($ 26,991) in 2008.  We were required, under the original license agreement with our licensor, to make the complete purchase of a unit by September 3, 2008.  Under the terms of the amended license agreement dated August 30, 2008, and with additional extensions granted, Hydrosystemtechnik agreed in writing to an extension of the purchase completion date for our test AO-Systems® unit from September 3, 2008 to November 30, 2009.  Although this deadline has passed, the licensor has not reduced our license to a non-exclusive status at this time, but could do so at any time.

Under the terms of our license agreement with our licensor Hydrosystemtechnik we were required to gain approval from the Environmental Protection Agency by March 3, 2010, thirty months after the effective date of our license agreement.  The verification and certification process leading to such approval involves extensive testing and is an expensive process.  We failed to meet the deadline for approval from the EPA for the AO-Systems® water disinfection technology.  We are currently negotiating an extension to the terms within the amended license agreement.  If our licensor does not agree to an extension of the contractual requirements within the amended license agreement, our license can revert to non-exclusivity at any time.

We will have to raise additional capital to pay for the independent verification and certification process leading to approval.  We have made contact with staff at NSF International, received price quotes, and met with NSF representatives in person, but we have not begun the testing process to initiate the verification and certification process.  We are currently awaiting additional investment capital to pay for the second 50% payment of the test AO-Systems® reactor that we have ordered from our licensor, and the $10,000 deposit required for protocol development so that we can begin the testing process with NSF.

We have not sold any products to date and have generated no revenues from operations.

Our plan of operation for the next 12 months, assuming sufficient capital resources are available, will be the execution of our strategic business plan.   Hydrodynex intends to operate in three phases as follows:

Phase 1: Finalization of the Strategic Marketing Plan, capital realization through a second private stock offering, completing purchase of AO-System® unit from our licensor, Hydrosystemtechnik, undertaking independent testing, securing EPA and individual State certifications, and hiring/training sales and technical personnel.

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

On February 8, 2010, our Board of Directors accepted the resignation of Mr. Peter Schmid as a director.  Mr. Schmid desired to pursue other personal interests.  The resignation was effective February 8, 2010.  There were no disagreements between Mr. Schmid and our management or Board of Directors regarding any business practices or procedures.

Product Research and Development Plans

We do not plan to engage in any research and development at this time.  The product has been developed by our licensor, Hydrosystemtechnik, GmbH and is ready for sale to the consumer.

Results of Operations

Net cash used in operating activities during the nine months ended March 31, 2010 was $49,453, resulting in a net loss of $22,984 as compared to net cash used in operating activities during the nine months ended March 31, 2009 of $89,677 resulting in a net loss of $65,166.  Our operating expenses have decreased between these time periods.  Legal and accounting fees, as well as Consulting fees, have decreased for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  The nine months ended May 31, 2010 included the following major expenses:

1.  Legal and Accounting - $19,443

2.  Consulting Fees - $7,500

3.  General and Administrative Fees - $5,183

Liquidity and Capital Resources

As of March 31, 2010, we had $1,342 in cash. We do not have any available lines of credit.  We have financed our operations from the proceeds from private placements of equity securities, through bridge loans, and through loans from an officer.  Our vice president and Chief Operating Officer loaned the company $ 3,440 with no interest on September 3, 2009, to be repaid on or before December 31, 2009 and subsequently extended to June 30, 2010.  The Company repaid $440 towards the principal of this note on January 13, 2010 with the remaining balance of $3,000 as of March 31, 2010.  On April 12, 2010, the Company repaid an additional $1,000 towards the principal of this note.

We have exhausted the proceeds from our previous equity private placements and loans due to the payment of accounts payable and outstanding debt.

We will need to raise additional capital or generate revenue by June 2010 or curtail our operations.  We intend to sell additional shares of common stock or units consisting of common stock and stock purchase warrants in a private placement offering to secure additional capital to fund Phase I of our strategic plan.  The amount we would like to raise is $750,000.

We plan to finance our needs principally from future private placement equity offerings.

We do not have sufficient capital to carry on operations past June 2010, but we plan to secure additional capital by the additional sale of common stock in a private offering or executing a bridge loan to finance our plan of operation for at least the next twelve months. However, this is a forward-looking statement, and there may be changes that could consume available resources before such time. Our long term capital requirements will depend on many factors, including the eventual reporting company costs, public relations fees, technology verification costs, among others.

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

We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond June 2010, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.  If we are unable to raise additional capital when necessary, we will have to curtail or cease operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2010.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2010.  The material weaknesses we identified in our annual report on Form 10-K for our fiscal year ending June 30, 2009 filed on October 13, 2009 have not been remedied due to our lack of sufficient capital resources.

Changes in Internal Control Over Financial Reporting

As of March 31, 2010, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on January 29, 2010.  Set forth below is a summary of each matter voted upon at the meeting and the number of votes cast for, against, withheld or abstained.  Both proposals passed.

Proposal #1: The election of Ronald Kunisaki, Richard Kunisaki, Jerod Edington, Peter Schmid, and Derek Grant to serve on the Board of Directors:

Nominee	Total Votes For All Nominees	Total Votes Withheld From All Nominees
Ronald Kunisaki	1,525,000	0
Richard Kunisaki	1,525,000	0
Jerod Edington	1,525,000	0
Peter Schmid	1,525,000	0
Derek Grant	1,525,000	0

Proposal #2: Ratification of the appointment of Li & Company, PC as our independent auditors for the year ending June 30, 2010:

Total Votes For	Total Votes Against	Abstained
1,525,000	0	0

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Registrant(1)

3.2	Bylaws of Registrant(1)

4.1	Form of 2008 Promissory Notes and Warrant Purchase Agreement (2)

4.2	Form of 2008 Common Stock Warrant Purchase Agreement (2)

4.3	Form of 2009 Stock Purchase Agreement (3)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

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

Hydrodynex, Inc.

May 17, 2010	By:	/s/ Ronald Kunisaki
Ronald Kunisaki President and Chief Executive Officer (Principal Executive Officer)

May 17, 2010	By:	/s/ Richard Kunisaki
Richard Kunisaki Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)