Form 10-K
period 2010-06-30
Hydrodynex, Inc.
filed 2010-10-13
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2010.
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 000-53506

 Hydrodynex, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-4903071 (I.R.S. employer identification number)
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

YES [X]  NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

YES [X]  NO [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2010 is $304,720 based on the sale price of the shares in a private sale on November 9, 2009 of $0.25 per share.  Shares of Common Stock held by each officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.  The shares of our company are currently listed on the NASDAQ OTC Bulletin Board exchange, symbol “HDYX”.

Number of shares outstanding of the issuer’s common stock as of October 13, 2010: 1,973,880 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Report on Form 10-K and the documents incorporated by reference include “forward-looking statements”. To the extent that the information presented in this Report on Form 10-K discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as “intends”, “anticipates”, “believes”, “estimates”, “projects”, “forecasts”, “expects”, “plans” and “proposes”. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These include, among others, the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation” sections of this Report on Form 10-K. These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements. When considering forward-looking statements in this prospectus, you should keep in mind the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation” sections, and other sections of this Report on Form 10-K.

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. There are many factors that could cause actual results to differ materially from the forward looking statements. For a detailed explanation of such risks, please see the section entitled “Risk Factors” of this Report on Form 10-K. Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

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

As a result of the research and development work beginning in 1985 and conducted by Hydrosystemtechnik GmbH, from whom we have been granted an exclusive license for the anodic oxidation water disinfection product, substantial technological discoveries were made and a mechanized water disinfection unit was developed and improved which is collectively referred to as the AO-System®.  Hydrosystemtechnik GmbH has developed and commercialized this innovative water purification and disinfection system and has been selling these units in the European market for the last 16 years.  In 2002, advancements to include warm water systems were developed by Hydrosystemtechnik GmbH.  Two U.S. patents have been granted to Hydrosystemtechnik GmbH covering the apparatus design of a water sterilization unit that uses the principals of anodic oxidation without adding chlorine compounds.  Hydrosystemtechnik GmbH had, as of the end of 2008, sold and installed over 160 AO-Systems® units of 11 different models for projects in Europe and approximately 15 other countries worldwide.

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

B.   Hydrodynex’ Exclusive Technology License Agreement

We entered into a Marketing, Distribution and License Agreement with Hydrosystemtechnik GmbH September 3, 2007.  On August 30, 2008, we entered into an Amended Marketing, Distribution and License Agreement, or amended license agreement, with Hydrosystemtechnik, which has the same effective date as the original license agreement, September 3, 2007, and supersedes the original license agreement.  Under the amended license agreement, we were granted the right to sell water disinfection systems based on the AO-System® technology in all markets (except the dental market) in Canada, the United States, and Mexico on an exclusive basis for a period of three years after the effective date of the license agreement.  The license was to remain exclusive subject to Hydrodynex (a) leasing or purchasing an AO-System® prior to November 30, 2009, as extended by the licensor, and (b) obtaining, by March 3, 2010, verification and certification of the AO-System® technology by the U.S. EPA necessary for commercialization and selling water disinfection systems in whole or in part within the United

States, and could be changed to a non-exclusive license at the choosing of the licensor if those items were not satisfied.  Those items were not satisfied, but the licensor has not as of this time reduced the exclusive license to a non-exclusive status.  The licensor must keep Hydrodynex’ non-exclusive license status until September 3, 2011, and can cancel the license at any point beyond that if the terms of the license agreement are not met.  Specifically, if we do not perform a minimum annual sales volume of 100.000 EUR in each business year subsequent to the third anniversary year after the effective date (Sept. 3, 2007).  In addition, in order to maintain the exclusivity of the license, we are obligated to (a) make application to six states in the Western U.S. for certification of the AO-System® technology within 90 days after receiving the NSF and EPA verification, (b) sell, deliver and install at least one AO-System® in the U.S. in the two year exclusivity period following technology verification, and (c) we are required to demonstrate financial responsibility in the form of a bank credit line or equity funding of not less than $500,000 to accomplish the objectives necessary to retain the exclusivity of the license.

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

The organism that is causing the greatest problems is the Legionella bacteria, the most dangerous and most prevalent water bio-contaminant in the market.  Hydrodynex has learned about dozens of outbreaks in the U.S. and subsequent litigation resulting from those outbreaks.  Legionnaire's, with an average fatality rate of 28%, is estimated by the Center of Disease Control to be responsible for up to 20,000 cases in the United States every year. About 35 percent of all cases are acquired in hospitals, where the death rate from infection can be as high as 40 percent, the CDC said. It is estimated by the U.S. Department of Labor Occupational Safety & Health Administration that in the United States there are between 10,000 and 50,000 cases of Legionnaires' disease each year.  Because of these staggering numbers, Legionella is the number one focus of Hydrodynex at this time.  The primary reason that hospitals have such a high degree of mortality is because many of the individuals in the hospitals have their immune systems compromised due to medication, surgery, chemotherapy, etc.  This phenomenon is also seen in retirement homes.  Below is a chart that has been constructed with data from a Legionella study that quantifies Legionella presence in a variety of topographical areas.

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

C.   Hydrodynex Products

 The AO-System® units that Hydrodynex plans to sell utilize a novel and patented advanced technology broadly known as Anodic Oxidation.  The AO-System® delivers this technology with 11 different reactor unit models to a wide range of water volume parameters and applicable markets such as potable water systems in buildings, municipal water treatment plants, and cooling tower disinfection.  The 11 different models have essentially only two variables in their parameters, a) ability to treat different water flow volumes, and b) ability to treat hot, cold, or both temperatures of water systems.  Improved electrode composition, design configurations, and process tuning, which are characteristics described in the associated patents make this generation of AO-System® more advanced than other AO technologies developed over the past several decades.  We feel that the due diligence information gathering we have performed on other current competing technologies shows that the AO-System® offers higher disinfection standards and we have found various shortcomings in competing technologies, as discussed below in Section E.  When treating water for Legionella bacteria, conventional methods consisting of hyper-chlorination and super heat-flushing are generally known in the industry as temporary fixes and not permanent solutions.  The AO-System® provides a viable technical solution to kill Legionella bacteria and maintain a safe water system environment.

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

I.   Employees

The President and Chief Executive Officer of Hydrodynex, Ronald Kunisaki sold his manufacturing company, Innovative Hockey, Inc.,  two and a half years ago and completed his two-year work contract with the company on December 31, 2008.  Mr. Kunisaki currently does not have other outside employment and dedicates approximately 15 hours per week to our company with no monetary compensation and no employment or other compensation arrangement with our company.  Our Chief Financial Officer, and Treasurer, Richard Kunisaki, is currently a full-time CPA and dedicates approximately five hours per week to our company, also without compensation and without any employment or other arrangement with our company.  Our Chief Operations Officer and Vice President, Jerod Edington, performs employee like services for our company on a part time basis.  Mr. Edington is a part-time business consultant and works approximately 25 hours per week for the benefit of Hydrodynex and was paid $2,500 per month up through September of 2009.  Our Secretary, Derek Grant, works full time for Qumu, Inc. and dedicates approximately five hours per week to Hydrodynex with no monetary compensation.  Mr. Peter Schmid resigned as Director on February 8, 2010.  There were no disagreements between Mr. Schmid and our Board of Directors regarding any business practices or procedures.  Mr. Edington was issued five year stock options in August of 2008. All individuals besides Ronald Kunisaki have other employment and responsibilities outside of Hydrodynex.

J.  Governmental Regulation

No AO-System has yet been sold or is installed in the U.S., Canada or Mexico, and no system can be sold in the U.S. without approval of the U.S. Environmental Protection Agency (EPA), based on testing that is done by NSF International.  The U.S. EPA and NSF International have partnered to form an Environmental Technology Verification (ETV) Protocol that most states require.  In developing a testing strategy and timeline with NSF International (NSF), the co-developer with the EPA of the required Environmental Technology Verification (ETV) Protocol needed for sales approval, we have estimated that a month would be required to develop the protocol, that about six months would be needed for the ETV testing, and an additional two months would be needed for the report formulation.

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

Under our original license agreement with our licensor Hydrosystemtechnik, the license would remain exclusive subject to Hydrodynex leasing or purchasing an AO-System® prior to November 30, 2009.  We have paid a 50% down payment, but we need to secure additional capital to cover the remaining 50% balance payment in the amount of €17,625 for the AO-System® test reactor unit that has been built for us by our licensor Hydrosystemtechnik.  The licensor has the option at any time to revert our exclusive license agreement to non-exclusive status.

If we are unable to meet our milestone and minimum annual sales obligations under the Marketing, Distribution and License Agreement we will lose the exclusivity of the license and the licensor could terminate the license agreement.

Under our license agreement with our licensor Hydrosystemtechnik, we are required to meet a number of specific milestones by certain dates, which, if we fail to achieve the required milestones, our license agreement will become non-exclusive, damaging our competitive situation, or the licensor could decide to terminate the agreement.  We have currently not met any of our milestone obligations.  In addition, we are required to meet certain minimum annual sales volumes based on net purchase value of sales for calendar years beginning in 2010.  If we are unable to meet those minimum annual sales volumes our license will become non-exclusive and in addition, our licensor could terminate the agreement.

We were unable to obtain approval from the Environmental Protection Agency to commercially sell the anodic oxidation water treatment/disinfection systems in the United States by March 3, 2010, therefore our license can revert to a non-exclusive license and our licensor could terminate the license agreement.

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

From our inception on May 12, 2006 to the accounting period ended on June 30, 2010, Hydrodynex has not generated any revenue.  Rather, Hydrodynex operates under a net loss, and has an accumulated deficit of $292,620 as of the period ended June 30, 2010.  Hydrodynex does not currently have any revenue producing operations. Hydrodynex is not currently operating profitably, and it should be anticipated that it will operate at a loss at least until such time when the production stage is achieved, if production is, in fact, ever achieved.

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

We have no operating history and have not proved we can operate successfully.  We face all of the risks inherent in a new business.  If we fail, investments in our common stock will become worthless.  From inception of May 12, 2006 to the audited period ended on June 30, 2009 and the audited period through June 30, 2010, we incurred a net loss of $(172,748) and $(292,620) respectively and did not earn any revenue. Hydrodynex does not currently have any revenue producing operations.

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

Hydrodynex currently relies heavily upon the services and expertise of Jerod Edington and Ronald Kunisaki.  In order to implement the business plan of Hydrodynex, management recognizes that additional management will be required at some point in the future.  However, on a near term basis, Hydrodynex will outsource most services and utilize independent consultants as much as possible.  The group of four directors, which includes these two officers, are the only personnel at the outset of operations.  The four officers can manage the office functions until Hydrodynex can generate enough revenues to hire additional employees.

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

We expect that we will need to raise funds by the end of the fourth quarter of 2010 in order to meet our working capital requirements.  At present, we believe that we can continue operations for a period of approximately three months based upon our present monthly use of funds that were raised from shareholders in a private placement or funds that could be provided as loans by the officers, directors and shareholders.  We may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available to us, we may have to curtail or cease operations after the end of our second fiscal quarter, which would materially harm our business and financial results. To the extent we raise additional funds through further issuances of equity or convertible debt or equity securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Furthermore, any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

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

Our business model is based on the commercial viability of a new patented technology and products not sold previously in North America.  In order for our business to be successful, we must not only develop viable marketing channels that directly generate revenues, but also provide educational content to end users to create demand for our products and technology.  Our business model assumes that end users in many markets will see the value of our technology and products and we will be able to generate revenues through sales to end users.  Each of these assumptions is unproven, and if any of the assumptions are incorrect, we may be unable to generate sufficient revenues to sustain our business or to obtain profitability.  At the present time, we have no contracts, arrangements, or agreements with either end users or distributors.

Because of our limited resources and the speculative nature of our business, there is substantial doubt as to our ability to operate as a going concern.

The report of our independent auditors, on our audited financial statements as of and for the fiscal year ended June 30, 2010 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Our operations are dependent upon our ability to obtain financing and our ability to achieve future profitable operations from the development of our business model.  If we are not able to continue as a going concern, it is likely investors will lose their entire investment.

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

Proposal #1: The re-election of Ronald Kunisaki, Richard Kunisaki, Jerod Edington, and Derek Grant to serve on the Board of Directors:

Nominee	Total Votes For All Nominees	Total Votes Withheld From All Nominees
Ronald Kunisaki	1,525,000	0
Richard Kunisaki	1,525,000	0
Jerod Edington	1,525,000	0
Derek Grant	1,525,000	0

Proposal #2: Ratification of the appointment of Li & Company, PC, as our independent auditors for the year ending June 30, 2011:

Total Votes For	Total Votes Against	Abstained
1,525,000	0	0

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

The transfer agent of Hydrodynex is Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

As of June 30, 2010, there were 47 holders of record of Hydrodynex’ common stock, of which 1,973,880 were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Unregistered Securities

On July 25, 2009 and August 23, 2009, we issued 17,280 and 21,600 shares of common stock, respectively, to two outstanding convertible bridge loan holders, Triax Capital Management and Kyle Drexel, respectively.  Per the one-year convertible bridge loan agreements entered into by the company and these two individuals in July and August of 2008, the loans and interest accrued were converted at the request of the said creditors to common stock shares at the agreed conversion price of $.25 per share.  The private placement of these securities was exempt from registration under the Securities Exchange Act of 1933, as amended (the “Act”), pursuant to Section 4(2) thereof

On November 9, 2009, we entered into definitive agreements relating to the private placement of $35,000 of our securities through the sale of 140,000 shares of its common stock at $0.25 per share to a single, accredited investor.  The Purchaser in the private placement was Peter Swan Investment, Ltd.  The private placement of these securities was exempt from registration under the Securities Exchange Act of 1933, as amended (the “Act”), pursuant to Section 4(2) thereof

Upon the closing of the private placement, there will be no fees, commissions, or professional fees for services rendered.  The placement was undertaken by the officers of the Company.

The proceeds from these sales of unregistered securities were used to paying outstanding debt.  We have exhausted the proceeds from these sales of our stock due to the payment of accounts payable.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING PLAN OF OPERATIONS SECTION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K. ALL STATEMENTS IN THIS ANNUAL REPORT RELATED TO HYDRODYNEX’ CHANGING FINANCIAL OPERATIONS AND EXPECTED FUTURE OPERATIONAL PLANS CONSTITUTE FORWARD-LOOKING STATEMENTS. THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS.

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

We need to raise a minimum of $400,000 to complete the first phase of our plan of operations and $2,000,000 to complete the second phase, for a total of $2,400,000 to implement both phases of our business plan.  In August 2008, we raised $12,000 and issued a convertible promissory note in that amount and 12,000 three year warrants exercisable at $1 per share to three investors as part of a $50,000 bridge loan.  The convertible promissory note earned interest at a rate of 8% per annum and matured one year from the date of issuance.  The terms converted it automatically into common shares at $0.50 per share upon the closing of an equity financing of at least $400,000 (including funds received under the bridge loan) prior to the maturity date.  Since the financing did not close prior to the maturity date of the convertible promissory note, one holder was paid back $3,000 in cash with interest of $240, and the other two holders converted their notes totaling $9,000 plus $720 into common stock at $0.25 per share on the maturity date for a total of 38,880 shares.  In November 2009, we raised $35,000 and issued 140,000 shares of common stock at $.25/share.

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

B.  Results of Operations

Since Hydrodynex was formed on May 12, 2006, it has not earned any revenues and has incurred a net loss since its inception of $292,620 through June 30, 2010. The following table provides selected financial data about our company for the fiscal year ended June 30, 2010 and June 30, 2009, respectively.

Balance Sheets Data	June 30, 2010	June 30, 2009
Cash	$178	$75
Advance on purchase	-	26,991
Prepaid patent application costs	6,997	6,997
Deferred license fees	-	68,175

Total assets	$7,898	$103,219
Total liabilities	$78,908	$106,578
Stockholders’ equity (deficit)	$71,010	$(3,359)

Our cash in the bank at June 30, 2010 was $178.  Net cash provided by financing activities since inception through June 30, 2010 was $253,600 from the sale of our common stock, proceeds from convertible notes payable, and accrued expenses from a related party.

For the twelve months ended June 30, 2010, our total expenses were $119,871 as compared to $86,463 for the twelve month period ending June 30, 2009.  The total expenses were higher in the subsequent year due mainly to a $26,991 loss of advance on purchase and a $68,175 impairment on deferred license fee.  We do not presently expect our expenses to increase in next twelve months.

In its report on our June 30, 2010 audited financial statements, our auditors expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have been in the developmental stage and have had no revenues since inception. For the period from May 12, 2006 (inception) through June 30, 2010, we recorded a net loss of $292,620.  Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.  There can be no assurances to that effect.

C.   Liquidity and Capital Resources.

We are currently financing our operations from the proceeds from private placements of our common stock during the past two years.  As of June 30, 2010, we had cash in the amount of $178.  We will need to raise additional capital, take loans, or generate revenue by the end of November or curtail our operations.  We raised a total of $100,000 pursuant to Rule 504 of Regulation D of the Securities Act of 1933 in December 2007.

In July and August 2008, we raised $12,000 and issued a convertible promissory note in that amount and 12,000 three year warrants exercisable at $1 per share to three investors as part of a $50,000 bridge loan.  One investor was repaid $3,000 plus $240 in interest after the year bridge loan was due.  On July 25, 2009, pursuant to the Bridge Loan Agreement entered into by Triax Capital Management and Hydrodynex, Inc., dated July 24, 2008, Triax Capital Management exercised the conversion rights of the promissory note at the agreed rate of $0.25 per share. The original loan to the Company was in the amount of $4,000, and the 365 days of interest at 8% per annum of $320, equates to a conversion value of 17,280 shares.  On August 23, 2009, pursuant to the Bridge Loan Agreement entered into by Kyle Drexel and Hydrodynex, Inc., dated August 22, 2008, Mr. Drexel exercised the conversion rights of the promissory note at the agreed rate of $0.25 per share. The original loan to the Company was in the amount of $5,000, and the 365 days of interest at 8% per annum of $400, equates to a conversion value of 21,600 shares.

In November 2009, we raised $35,000 and issued 140,000 shares of common stock at $.25/share.

As of June 30, 2010, we had $178 in cash and cash equivalents. We do not have any available lines of credit. Since inception we have financed our operations from private placements of equity securities and loans from shareholders.

Net cash used in operating activities during the fiscal year ended June 30, 2010 was $48,897, resulting in a net loss of $119,871.

$49,000 in net cash from financing activities for the fiscal year ended June 30, 2010 consisted of:

-

$35,000 from sale of common stock at $.25 per share from a single investor on November 12, 2009

-

$7,500 from the sale of common stock at $.25 per share from a single investor on September 26, 2009

-

$7,500 related party accrued expense

-

$3,440 proceeds from note payable- related party

-

($1,440) repayment of note payable- related party

-

($3,000) repayment of convertible notes payable

We plan to finance our needs principally from a private placement stock offering for shares in the company.

We do not have sufficient capital to carry on operations past November 2010, but we plan to raise additional capital in a private stock offering to secure funds needed to finance our plan of operation for at least the next twelve months. However, this is a forward-looking statement, and there may be changes that could consume available resources before such time. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the eventual reporting company costs, public relations fees, technology verification costs, among others.

We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond November 2010, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hydrodynex, Inc.

(A development stage company)

Burbank, California

We have audited the accompanying balance sheets of Hydrodynex, Inc. (a development stage company) (the “Company”) as of June 30, 2010 and 2009 and the related statements of operations, stockholder’s equity (deficit) and cash flows for the fiscal years then ended and for the period from May 12, 2006 (Inception) through June 30, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2010 and 2009 and the results of its operations and its cash flows for the fiscal years then ended and for the period from May 12, 2006 (Inception) through June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at June 30, 2010 and had a net loss and cash used in operating activities for the fiscal year then ended, with no revenues earned during the period.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

October 13, 2010

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2010	June 30, 2009
Assets
Current Assets
Cash	$178	$75
Advance on purchases	-	26,991
Total Current Assets	178	27,066

Office Equipment
Office equipment	1,288	1,288
Less: Accumulated depreciation	(565)	(307)

Office Equipment, net	723	981

Other Assets
Prepaid patent application costs	6,997	6,997
Deferred license fees	-	68,175
Total Other Assets	6,997	75,172

Total Assets	$7,898	$103,219

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$9,692	$27,824
Accrued expenses	5,200	8,000
Accrued expenses - related party	37,600	30,100
Accrued interest	-	870
Notes payable - related party	2,000	-
Convertible notes payable, net of financing cost	-	11,688
Total Current Liabilities	54,492	78,482

License Fees Payable	24,416	28,096

Total Liabilities	78,908	106,578

Stockholders Deficit
Preferred stock, $.001 par value, 5,000,000 shares authorized:
none issued or outstanding	-	-
Common stock, $.001 par value, 75,000,000 shares authorized, 1,973,880
and 1,765,000 shares issued and outstanding, respectively	1,974	1,765
Additional paid-in capital	219,636	167,625
Deficit accumulated during the development stage	(292,620)	(172,749)

Total Stockholders' Deficit	(71,010)	(3,359)

Total Liabilities and Stockholders' Deficit	$7,898	$103,219

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period from
	For the Fiscal Year	For the Fiscal Year	May 12, 2006
	Ended	Ended	(inception) through
	June 30, 2010	June 30, 2009	June 30, 2010

NET REVENUES	$-	$-	$-

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
Advertising and promotion	-	-	5,429
Consulting fees	7,500	30,000	61,000
Depreciation	258	258	565
Board of directors fees	-	-	2,750
General and administrative	5,794	8,840	21,389
Legal and accounting	22,982	52,599	102,592
Travel	70	182	10,996

Total Operating Expenses	36,604	91,879	204,721

LOSS FROM OPERATIONS	(36,604)	(91,879)	(204,721)

OTHER (INCOME) EXPENSES
Foreign currency transactions (gain) loss	(3,680)	(8,614)	(2,381)
Forgiveness of debt	(8,621)	-	(8,621)
Loss of advance on purchases	26,991	-	26,991
Impairment of deferred license fees	68,175	-	68,175
Interest expense	402	3,198	3,735

Total Other (Income) Expenses	83,267	(5,416)	87,899

LOSS BEFORE TAXES	(119,871)	(86,463)	(292,620)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(119,871)	$(86,463)	$(292,620)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.06)	$(0.05)

Weighted Common Shares Outstanding -
basic and diluted	1,911,473	1,618,764

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from May 12, 2006 (Inception) through June 30, 2010

	Common Stock, $0.001 Par Value		Additional	Deficit accumulated	Total
	Number of		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, May 12, 2006 (inception)	-	$-	$-	$-	$-
Shares issued to President for cash
at $0.01 per share upon formation	200,000	200	1,800		2,000
Net loss				(536)	(536)

Balance, June 30, 2006	200,000	200	1,800	(536)	1,464
Shares issued to President for cash
at $0.01 per share	300,000	300	2,700		3,000
Net loss				(1,296)	(1,296)

Balance, June 30, 2007	500,000	500	4,500	(1,832)	3,168
Shares issued for cash at $0.10 per share	1,000,000	1,000	99,000		100,000
Options issued for director fees			2,750		2,750
Options issued for services			1,500		1,500
Net loss				(84,454)	(84,454)

Balance, June 30, 2008	1,500,000	1,500	107,750	(86,286)	22,964
Common stock issued in connection with sale of security
units for cash at $0.50 per unit November 25, 2008	15,000	15	4,185		4,200
Warrants issued in connection with sale
of security units for cash at $0.50 per unit			3,300		3,300
Warrants issued in connection with
issuance of convertible notes payable			2,640		2,640
Shares issued for cash at $0.20 per share January 23, 2009	250,000	250	49,750		50,000
Net loss				(86,463)	(86,463)

Balance, June 30, 2009	1,765,000	1,765	167,625	(172,749)	(3,359)
Common stock issued for conversion of notes
payable on July 25, 2009 at $0.25 per share	17,280	17	4,303		4,320
Common stock issued for conversion of notes
payable on August 23, 2009 at $0.25 per share	21,600	22	5,378		5,400
Common stock issued in connection with sale of security
units for cash at $0.25 per unit on September 26, 2009	30,000	30	7,470		7,500
Shares issued for cash at $0.25 per share on November 9, 2009	140,000	140	34,860		35,000
Net loss				(119,871)	(119,871)

Balance, June 30, 2010	1,973,880	$1,974	$219,636	$(292,620)	$(71,010)

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows
			For the Period from
	For the Year	For the Year	May 12, 2006
	Ended	Ended	(inception) through
	June 30, 2010	June 30, 2009	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(119,871)	$(86,463)	$(292,620)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	258	258	565
Loss of advance on purchases	26,991	-	26,991
Impairment of deferred license fees	68,175	-	68,175
Stock options issued for services	-	-	4,250
Amortization of discount on convertible notes payable	312	2,328	2,640
Changes in operating assets and liabilities:
Prepaid expenses	-	750	-
Advances on purchases	-	-	(26,991)
Accounts payable and accrued expenses	(20,932)	19,314	14,892
Interest payable	(150)	870	720
License fees payable	(3,680)	(35,100)	24,416
NET CASH USED IN OPERATING ACTIVITIES	(48,897)	(98,043)	(176,962)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in office equipment	-	-	(1,288)
Prepaid patent applications costs	-	-	(6,997)
Deferred license fees	-	-	(68,175)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(76,460)
CASH FLOWS FROM FINANCING ACTIVITIES:
Accrued expenses - related party	7,500	30,100	37,600
Proceeds from note payable - related party	3,440	-	7,286
Repayment of note payable - related party	(1,440)	(2,000)	(5,286)
Proceeds from convertible notes payable	-	12,000	12,000
Repayment of convertible notes payable	(3,000)	-	(3,000)
Proceeds from sale of common stock and warrants	42,500	57,500	205,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	49,000	97,600	253,600
NET CHANGE IN CASH	103	(443)	178
Cash, Beginning of Period	75	518	-
Cash, End of Period	$178	$75	$178
SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:
Interest paid	$402	$3,198	$3,680
Income tax paid	$-	$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Warrants issued in connection with issuance of convertible debt	$-	2,640	$2,640
Common shares issued for conversion of convertible notes payable	$9,000	-	$9,000
Common shares issued for conversion of interest payable	$720	-	$720

See accompanying notes to the financial statements.

Hydrodynex, Inc.

(A Development Stage Company)

June 30, 2010 and 2009

Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND OPERATIONS

Hydrodynex, Inc. (a development stage company) (“Hydrodynex” or the “Company”) was incorporated on May 12, 2006 under the laws of the State of Nevada for the purpose of the marketing and distribution of AO-System (Anodic Oxidation) water treatment units under an exclusive license agreement for the Territory of North America Comprising United States, Canada and Mexico.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives.  The Company determined that there were impairments of long-lived assets as of June 30, 2010 (See Note  4 and Note 6).

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal years ended June 30, 2010 or 2009 or for the period from May 12, 2006 (inception) through June 30, 2010.

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

Stock-based compensation for obtaining employee services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

The Company uses historical data to estimate employee termination behavior.  The expected life of options granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the options are expected to be outstanding.

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

Equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification (“FASB ASC Section 505-50-30”).  Pursuant to FASB ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to paragraph of 260-10-45-10 of the FASB Accounting Standards Codification.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the fiscal years ended June 30, 2010 and 2009 as they were anti-dilutive:

	Weighted average number of potentially outstanding dilutive shares
	For the Fiscal Year Ended June 30, 2010	For the Fiscal Year Ended June 301, 2009
Stock options issued on June 30, 2008 under the 2006 Plan	70,000	70,000

Warrants issued in connection with the issuance of convertible notes payable issued between July 24, 2008 and August 23, 2008 with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance	12,000	12,000

Warrants issued in connection with the sale of 15,000 shares of its common stock on November 25, 2008 with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance	15,000	15,000

Total potentially outstanding dilutive shares	97,000	97,000

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

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

1.

An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.

An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.

3.

The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.

Be commensurate with either of the following:

a.

The vendor's performance to achieve the milestone

b.

The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone

2.

Relate solely to past performance

3.

Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.

A description of the overall arrangement

2.

A description of each milestone and related contingent consideration

3.

A determination of whether each milestone is considered substantive

4.

The factors that the entity considered in determining whether the milestone or milestones are substantive

5.

The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.

Revenue

2.

Income before income taxes

3.

Net income

4.

Earnings per share

5.

The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods. Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $292,620 at June 30, 2010 and had a net loss of $119,871 and net cash used in operating activities of $48,897 for the fiscal year then ended, respectively, with no revenues earned since inception.

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

The Company determined at this time they are unable to complete the purchase of the AO-System as required under the purchase order, and consequently has fully impaired the $26,991 value of the Advance on Purchase asset at June 30, 2010.

NOTE 5 – OFFICE EQUIPMENT

Office equipment, stated at cost, less accumulated depreciation at June 30, 2010 and June 30, 2009 consisted of the following:

	Estimated Useful Life (Years)	June 30, 2010	June 30, 2009
Office equipment	5	$1,288	$1,288

		1,288	1,288
Less accumulated depreciation		(565)	(307)
		$723	$981

Depreciation expense for the fiscal years ended June 30, 2010 and 2009 was $258 each year.

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

The Company determined that since they are currently unable to secure EPA approval of the AO-System in order to begin selling in the United States within the time period specified in the agreement, the agreement has reverted to a non-exclusive marketing agreement.  Consequently, the Company has completely impaired the $68,175 value of the Deferred Licensing Fee at June 30, 2010.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable at June 30, 2010 and June 30, 2009 consisted of the following:

	June 30, 2010	June 30, 2009

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

For the year ended June 30, 2010, the Company did not grant any stock options nor record any stock-based compensation.

The table below summarizes the Company’s stock option activity through June 30, 2010:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, June 30, 2007	-	$-	$-	-	$-

Granted	85,000	0.25	0.25	4,250	-
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2008	85,000	0.25	0.25	4,250	-

Granted	-	-	-		-
Canceled	(15,000)	0.25	0.25	-	-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2009	70,000	$0.25	$0.25	4,250	$-

Granted	-	-	-		-
Canceled	-	-	-	-	-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2010	70,000	$0.25	$0.25	4,250	$-

Vested and exercisable, June 30, 2010	70,000	$0.25	$0.25	4,250	$-

Unvested, June 30, 2010	-	$-	$-	-	$-

The following table summarizes information concerning outstanding and exercisable stock options as of June 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25	70,000	3.0	$0.25	70,000	3.0	$0.25

$0.25	70,000	3.0	$0.25	70,000	3.0	$0.25

As of June 30, 2010, there were 930,000 shares of stock options remaining available for issuance under the 2006 Plan.

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

The table below summarizes the Company’s warrants activity though June 30, 2010:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, June 30, 2008	-	$-	$-	$-	$-

Granted	27,000	1.00	1.00	5,940	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2009	27,000	$1.00	$1.00	$5,940	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2010	27,000	$1.00	$1.00	$5,940	$-

Earned and exercisable, June 30, 2010	27,000	$1.00	$1.00	$5,940	$-

Unvested, June 30, 2010	-	$1.00	$1.00	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.00	27,000	2.00	$1.00	27,000	2.00	$1.00

$1.00	27,000	2.00	$1.00	27,000	1.00	$1.00

NOTE 9 – RELATED PARTY TRANSACTIONS

Notes payable to stockholder

The vice president and Chief Operating Officer of the Company loaned the company $ 3,440 with no interest on September 3, 2009, to be repaid on or before December 31, 2009 and subsequently extended to December 31, 2010.  The Company repaid $440 towards the principal of this note on January 13, 2010 and repaid $1,000 on April 12, 2010 with the remaining balance of $2,000 as of June 30, 2010.

Consulting services from Vice President, Chief Operating Officer, Director and Stockholder

Consulting services provided by the Vice President, Chief Operating Officer, Director and Stockholder for the years ended June 30, 2010 and 2009 is as follows:

	June 30, 2010	June 30, 2009
Consulting services received and consulting fees booked	$7,500	$30,000

	$7,500	$30,000

NOTE 10 – INCOME TAXES

Deferred tax assets

At June 30, 2010, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $292,620 that may be offset against future taxable income through 2030.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $99,491, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $999,491.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $40,757 and $29,397 for the fiscal year ended June 30, 2010 and 2009, respectively.

Components of deferred tax assets at June 30, 2010 and 2009 are as follows:

	June 30, 2010	June 30, 2009
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$99,491	58,734
Less valuation allowance	(99,491)	(58,734)
Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended June 30, 2010	For the Fiscal Year Ended June 30, 2009

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)
Effective income tax rate	0.0%	0.0%

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of June 30, 2010 because fundamental elements of an effective control environment were not present as of June 30, 2010, including independent oversight and review of financial reporting, the financial reporting processes and procedures, and internal control procedures by our board of directors as we have not established an audit committee and our full board has not been adequately performing those functions.  There exists a nearly complete overlap between management and our board of directors, with four of our four directors being members of management.  Specifically, we do not currently have the ability to objectively monitor the processes and procedures of financial reporting as the individuals responsible for financial reporting also comprise all but one of the members of our board of directors.  Additionally, due to insufficient staffing and lack of full-time personnel, it has not been possible to ensure appropriate segregation of duties between incompatible functions and formalized monitoring procedures have not, to date, been established or implemented.  In the course of our assessment, we also identified that there were control deficiencies which were the result of our not maintaining a sufficient complement of personnel to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements.  Essentially, the material weaknesses we have identified in our assessment are the same as those identified in our assessment as of June 30, 2008.  Due to a lack of sufficient capital resources and our lack of independent outside directors, we have been unable to remedy the material weaknesses which existed last year.

Based on this assessment and the material weakness described above, management has concluded that internal control over financial reporting was not effective as of June 30, 2010.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Directors, Executive Officers, Promoters and Control Persons

Our current executive officers, directors and significant employees of Hydrodynex are as follows:

Name	Age	Position

Ronald Kunisaki	53	President, Chief Executive Officer, & Director since February 6, 2009.

Richard Kunisaki	52	Chief Financial Officer, Treasurer, & Director since February 6, 2009.

Jerod Edington	33

Vice President, Chief Operating Officer & Director since February 6, 2009.

President, Chief Executive Officer, & Director from January 10, 2008, through February 6, 2009.  President & Director from August 18, 2007, through January 10, 2008.

Vice President, Secretary, & Director from May 19, 2006, through August 18, 2007.

Derek Grant	31	Secretary, & Director since February 6, 2008 Secretary, Chief Financial Officer, Treasurer, & Director from November 24, 2008, through February 6, 2008.

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

ITEM 11.   EXECUTIVE COMPENSATION.

A.   Summary Compensation Table

The table below sets forth the aggregate annual and long-term compensation paid by us during our last two fiscal years ended June 30, 2009 and June 30, 2010 to our Chief Executive Officers, Jerod Edington, who served as a our President and Chief Executive Officer from January 10, 2008 to February 6, 2009 and Ronald Kunisaki who served as our President and Chief Executive Officer from February 6, 2009 to the present (the “Named Executive Officer”). No executive officer’s salary and bonus exceeded $100,000 for the fiscal year 2009 or 2010.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-Qualified Deferred Compensation Earnings ($) (h)	All other Compensation ($) (i)	Total ($) (j)
Ronald Kunisaki Pres. & CEO, Dir.	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
Jerod Edington Vice Pres. & COO, Dir.	2010	0	0	0	0	0	0	0	0
	2009	3,000	0	0	0	0	0	0	3,000

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of October 12, 2010 certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  The percentage of shares beneficially owned is based on 1,973,880 shares of common stock outstanding as of October 12, 2009.  Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of October 12, 2010, are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.  Except as otherwise listed below, the address of each person is 230 Bethany Rd., Ste. 128, Burbank, CA 91504.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Jerod Edington, Vice Pres., COO, Dir. (1)	525,000 shares	26.6%
Ronald Kunisaki, Pres., CEO, Dir. (2)	250,000 shares	12.7%
Derek Grant, Sec, Dir. (3)	5,000 shares	0.3%
Steven Espey 358 E. 69th St., New York, NY 10021	100,000 shares	5.1%
Thomas Keller 4533 Lower Thomas Ranch Rd., Miranda, CA 95553	100,000 shares	5.1%
Karsten Behrens Rue de L’Union 16, 1800 Vevey, Switzerland	100,000 shares	5.1%
Triax Capital Management 1314 S Grand Ste. 2-176 Spokane, WA 99202	100,000 shares	5.1%
Executive officers and directors as a group 3 persons (4)	780,000 shares	39.5%

(1)

Jerod Edington, Vice President, COO, and director.  The holdings of Jerod Edington include 500,000 shares of common stock and options to purchase 25,000 shares at $0.25 per share that are exercisable currently or within 60 days of October 12, 2010.

(2)	Ronald Kunisaki, President, CEO, and director. The holdings of Ronald Kunisaki include 250,000 shares of common stock.
(3)	Derek Grant, Secretary and director. The holdings of Mr. Grant include 5,000 shares of common stock.
(4)

The holdings of the executive officers and directors as a group include an aggregate of 755,000 shares of common stock, and 25,000 option shares exercisable currently or within 60 days of October 12, 2010.

Equity Compensation Plan Information

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of June 30, 2010:

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed by our principal accountant for services rendered during the fiscal years ended June 30, 2009 and 2010, are set forth in the table below:

Fee Category	Year ended June 30, 2010	Year ended June 30, 2009
Audit fees (1)	$18,000	$15,864
Audit-related fees (2)	0	0
Tax fees (3)	$0	$0
All other fees (4)	0	6,795
Total fees	$18,000	$22,659

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

HYDRODYNEX, INC.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibits	Description of Document	Filed Herewith	Form	Exhibit	Filing Date

3.1	Articles of Incorporation of Registrant		S-1	3.1	06-30-08

3.2	Certificate of Amendment to Articles of Incorporation of Registrant		8-K	3.1	09-05-08

3.3	Bylaws of Registrant		S-1	3.2	06-30-08

4.1	Form of 2008 Promissory Notes and Warrant Purchase Agreement		8-K	4.1	05-22-09

4.2	Form of 2008 Common Stock Purchase Warrant Agreement		8-K	10.1	11-28-09

10.1	Amended Exclusive North American license between Hydrodynex, Inc. and Hydrosystemtechnik, GmbH		8-K	3.1	09-05-08

10.2	Hydrosystemtechnik, GmbH, License Agreement Extension letter		8-K	3.1	09-24-09

10.3	2006 Non-Qualified Stock Option and Stock Appreciation Rights Plan Dated May 19, 2006		S-1	10.2	06-30-08

10.4	Corporate Governance Guidelines		10-K	10.3	09-30-08

10.5	Corporate Governance and Director’s Nominating Committee Charter		10-K	10.4	09-30-08

10.6	Compensation Committee Charter		10-K	10.5	09-30-08

10.7	Audit Committee Charter		10-K	10.6	09-30-08

10.8	Promissory Note between Jerod Edington and HydroDynex dated September 3, 2009		10-K	10.8	10-13-09

14.1	Code of Business Conduct and Ethics		10-K	14.1	05-22-09

14.2	Code of Ethics for the CEO and Senior Financial Officers		10-K	14.2	05-22-09

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Burbank, CA on this 12th day of October, 2010.

HYDRODYNEX, INC.

By:	/s/ Ronald Kunisaki
Ronald Kunisaki President & Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 12th day of October, 2010.

Signature	Title

/s/ Ronald Kunisaki	Director, President & Chief Executive Officer
Ronald Kunisaki	(Principal Executive Officer)

/s/ Richard Kunisaki	Director, Treasurer, & Chief Financial Officer
Richard Kunisaki	(Principal Financial and Accounting Officer)

/s/ Jerod Edington	Director, Vice President, & Chief Operating Officer
Jerod Edington

/s/ Derek Grant	Director & Secretary
Derek Grant