Form 10-Q
period 2010-09-30
Hydrodynex, Inc.
filed 2010-11-02
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010.

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

On November 2, 2010, there were 1,973,880 outstanding shares of the registrant's common stock, par value $.001 per share.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

Hydrodynex, Inc.

(A Development Stage Company)

September 31, 2010 and 2009

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2010	June 30, 2010
	(Unaudited)
Assets
Current Assets
Cash	$88	$178

Total Current Assets	88	178

Office Equipment
Office equipment	1,288	1,288
Less: Accumulated depreciation	(630)	(565)

Office Equipment, net	658	723

Other Assets
Prepaid patent application costs	6,997	6,997

Total Other Assets	6,997	6,997

Total Assets	$7,743	$7,898

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$16,713	$9,692
Accrued expenses	2,200	5,200
Accrued expenses - related party	37,600	37,600
Due to related party	2,000	2,000

Total Current Liabilities	58,513	54,492

License Fees Payable	27,224	24,416

Total Liabilities	85,737	78,908

Stockholders Deficit
Preferred stock, $.001 par value, 5,000,000 shares authorized:
none issued or outstanding	-	-
Common stock, $.001 par value, 75,000,000 shares authorized,
1,973,880 shares issued and outstanding.	1,974	1,974
Additional paid-in capital	219,636	219,636
Deficit accumulated during the development stage	(299,604)	(292,620)

Total Stockholders' Deficit	(77,994)	(71,010)

Total Liabilities and Stockholders' Deficit	$7,743	$7,898

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period from
	For the Three Months	For the Three Months	May 12, 2006
	Ended	Ended	(inception) through
	September 30, 2010	September 30, 2009	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-	$-

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
Advertising and promotion	-	-	5,429
Consulting fees	-	7,500	61,000
Depreciation	65	65	630
Board of directors fees	-	-	2,750
General and administrative	90	245	14,543
Legal and accounting	4,021	8,625	113,549
Travel	-	71	10,996

Total Operating Expenses	4,176	16,506	208,897

LOSS FROM OPERATIONS	(4,176)	(16,506)	(208,897)

OTHER (INCOME) EXPENSES
Foreign currency transactions (gain) loss	2,808	1,088	427
Forgiveness of debt	-	(8,621)	(8,621)
Loss of advance on purchases	-	-	26,991
Impairment of deferred license fees	-	-	68,175
Interest expense	-	402	3,735

Total Other (Income) Expenses	2,808	(7,131)	90,707

LOSS BEFORE INCOME TAXES	(6,984)	(9,375)	(299,604)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(6,984)	$(9,375)	$(299,604)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.00)	$(0.01)

Weighted Common Shares Outstanding -
basic and diluted	1,973,880	1,787,158

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from May 12, 2006 (Inception) through September 30, 2010
(Unaudited)

	Common Stock, $0.001 Par Value		Additional	Deficit accumulated	Total
	Number of		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)
Balance, May 12, 2006 (inception)	-	$-	$-	$-	$-

Shares issued to President for cash
at $0.01 per share upon formation	200,000	200	1,800		2,000

Net loss				(536)	(536)

Balance, June 30, 2006	200,000	200	1,800	(536)	1,464

Shares issued to President for cash at $0.01 per share	300,000	300	2,700		3,000

Net loss				(1,296)	(1,296)

Balance, June 30, 2007	500,000	500	4,500	(1,832)	3,168

Shares issued for cash at $0.10 per share	1,000,000	1,000	99,000		100,000

Options issued for director fees			2,750		2,750

Options issued for services			1,500		1,500

Net loss				(84,454)	(84,454)

Balance, June 30, 2008	1,500,000	1,500	107,750	(86,286)	22,964

Common stock issued in connection with sale of security
units for cash at $0.50 per unit November 25, 2008	15,000	15	4,185		4,200

Warrants issued in connection with sale
of security units for cash at $0.50 per unit			3,300		3,300

Warrants issued in connection with
issuance of convertible notes payable			2,640		2,640

Shares issued for cash at $0.20 per share January 23, 2009	250,000	250	49,750		50,000

Net loss				(86,463)	(86,463)

Balance, June 30, 2009	1,765,000	1,765	167,625	(172,749)	(3,359)

Common stock issued for conversion of notes
payable on July 25, 2009 at $0.25 per share	17,280	17	4,303		4,320

Common stock issued for conversion of notes
payable on August 23, 2009 at $0.25 per share	21,600	22	5,378		5,400

Common stock issued in connection with sale of security
units for cash at $0.25 per unit on September 26, 2009	30,000	30	7,470		7,500

Shares issued for cash at $0.25 per share on November 9, 2009	140,000	140	34,860		35,000

Net loss				(119,871)	(119,871)

Balance, June 30, 2010	1,973,880	1,974	219,636	(292,620)	(71,010)

Net loss				(6,984)	(6,984)

Balance, September 30, 2010	1,973,880	$1,974	$219,636	$(299,604)	$(77,994)
See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows
			For the
	For the Three Months	For the Three Months	Period from May 12, 2006
	Ended	Ended	(inception) through
	September 30, 2010	September 30, 2009	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(6,984)	$(9,375)	$(299,604)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	65	65	630
Loss of advance on purchases	-	-	26,991
Impairment of deferred license fees	-	-	68,175
Stock options issued for services	-	-	4,250
Amortization of discount on convertible notes payable	-	312	2,640
Changes in operating assets and liabilities:
Advances on purchases	-	-	(26,991)
Accounts payable and accrued expenses	4,021	(1,386)	18,913
Interest payable	-	(870)	720
License fees payable	2,808	1,088	27,224
NET CASH USED IN OPERATING ACTIVITIES	(90)	(10,166)	(177,052)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	-	-	(1,288)
Prepaid patent applications costs	-	-	(6,997)
Deferred license fees	-	-	(68,175)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(76,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Accrued expenses - related party	-	7,500	37,600
Proceeds from note payable - related party	-	3,440	7,286
Repayment of note payable - related party	-	(12,000)	(5,286)
Proceeds from convertible notes payable	-	-	12,000
Repayment of convertible notes payable	-	-	(3,000)
Proceeds from sale of common stock and warrants	-	17,220	205,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	16,160	253,600

NET CHANGE IN CASH	(90)	5,994	88
Cash, Beginning of Period	178	76	-
Cash, End of Period	$88	$6,070	$88

SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:
Interest paid	$-	$402	$3,680
Income tax paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Warrants issued in connection with issuance of convertible debt	$-	-	$2,640
Common shares issued for conversion of convertible notes payable	$-	9,000	$9,000
Common shares issued for conversion of interest payable	$-	720	$720

See accompanying notes to the financial statements.

Hydrodynex, Inc.

(A Development Stage Company)

September 30, 2010 and 2009

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2010 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on October 13, 2010.

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

Impairment of long-lived assets

The Company follows paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets.  The Company’s long-lived assets, which include office equipment and prepaid patent application costs for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of September 30, 2010.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2010 or 2009 or for the period from May 12, 2006 (inception) through September 30, 2010.

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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended September 30, 2010 and 2009 as they were anti-dilutive:

	Weighted average number of potentially outstanding dilutive shares
	For the Interim Period Ended September 30, 2010	For the Interim Period Ended September 30, 2009
Stock options issued on June 30, 2008 under the 2006 Plan	70,000	70,000

Warrants issued in connection with the issuance of convertible notes payable issued between July 24, 2008 and August 23, 2008 with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance	12,000	12,000

Warrants issued in connection with the sale of 15,000 shares of its common stock on November 25, 2008 with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance	15,000	15,000

Total potentially outstanding dilutive shares	97,000	97,000

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $299,604 at September 30, 2010 and had a net loss of $6,984 and net cash used in operating activities of $90 for the interim period then ended, respectively, with no revenues earned since inception.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – OFFICE EQUIPMENT

Office equipment, stated at cost, less accumulated depreciation at September 30, 2010 and June 30, 2010 consisted of the following:

	Estimated Useful Life (Years)	September 30, 2010	June 30, 2010
Office equipment	5	$1,288	$1,288

		1,288	1,288
Less accumulated depreciation		(630)	(565)
		$658	$723

Depreciation expense for the periods ended September 30, 2010 and 2009 was $65 each period.

NOTE 5 – EXCLUSIVE TECHNOLOGY LICENSE

On September 3, 2007 (“Effective Date”), the Company acquired an exclusive technology license (“Agreement”) for the Territory of North America, comprising Canada, the United States and Mexico to manufacture or assemble and market the AO-System water treatment system (AO – Anodic Oxidation) from Hydrosystemtechnik, GmbH (“Grantor”), a German corporation.  The Company has agreed to pay a licensing fee as follows: (i) €10,000 (equivalent to $13,635 at September 3, 2007) within 120 days of the  Effective Date; (ii) €20,000 (equivalent to $27,270 at September 3, 2007) on November 30, 2008; and (iii) €20,000 (equivalent to $27,270 at September 3, 2007) upon AO-System being certified and approved by the United States Environmental Protection Agency (“EPA”) for selling on a commercial basis in the United States, or €50,000 (equivalent to $68,175 at September 3, 2007) in aggregate, all of which are non-refundable and may be recouped from the future Product Royalty in perpetuity at ten percent (10%) of the Net Selling Price on all AO water treatment systems assembled or manufactured by the Company or a subcontract manufacture utilized by the Company and paid for by customers of the Company due and payable quarterly within 30 days from the last day of the quarter provided the Company exercises its right to manufacture or assemble AO-Systems.  In the event the Company does not manufacture or assemble AO-Systems, the Company pays no royalty on finished units purchased from GRANTOR and resold to customers of the Company, the license fees will no longer be considered prepaid royalties   and the Company will amortize prepaid royalties over the remaining legal life of the patent of AO System, or estimated useful life, or the term of the contract, whichever is shorter in the event that the Company decides not to manufacture or assemble AO-System.

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

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

For the interim period ended September 30, 2010, the Company did not grant any stock options nor record any stock-based compensation.

The table below summarizes the Company’s stock option activity through September 30, 2010:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value
Balance, June 30, 2007	-	$-	$-	-	$-

Granted	85,000	0.25	0.25	4,250	-
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2008	85,000	0.25	0.25	4,250	-

Granted	-	-	-		-
Canceled	(15,000)	0.25	0.25	-	-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2009	70,000	$0.25	$0.25	4,250	$-

Granted	-	-	-		-
Canceled	-	-	-	-	-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2010	70,000	$0.25	$0.25	4,250	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	$-	$-	-	$-
Balance, September 30, 2010	70,000	0.25	0.25	4250	-

Vested and exercisable, September 30, 2010	70,000	$0.25	$0.25	4,250	$-

Unvested, September 30, 2010	-	$-	$-	-	$-

The following table summarizes information concerning outstanding and exercisable stock options as of September 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25	70,000	3.0	$0.25	70,000	3.0	$0.25

$0.25	70,000	3.0	$0.25	70,000	3.0	$0.25

As of September 30, 2010, there were 930,000 shares of stock options remaining available for issuance under the 2006 Plan.

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

The table below summarizes the Company’s warrants activity through September 30, 2010:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, June 30, 2008	-	$-	$-	$-	$-

Granted	27,000	1.00	1.00	5,940	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2009	27,000	$1.00	$1.00	$5,940	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2010	27,000	$1.00	$1.00	$5,940	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-		-
Expired	-	$-	$-	$-		$-
Balance, September 30, 2010	27,000	1.00	1.00	5940	-

Earned and exercisable, September 30, 2010	27,000	$1.00	$1.00	$5,940	$-

Unvested, September 30, 2010	-	$1.00	$1.00	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.00	27,000	2.00	$1.00	27,000	2.00	$1.00

$1.00	27,000	2.00	$1.00	27,000	1.00	$1.00

NOTE 7 – RELATED PARTY TRANSACTIONS

Due to stockholder

The vice president and Chief Operating Officer of the Company loaned the company $ 3,440 with no interest on September 3, 2009, to be repaid on or before December 31, 2009 and subsequently extended to December 31, 2010.  The Company repaid $440 towards the principal of this note on January 13, 2010 and repaid $1,000 on April 12, 2010 with the remaining balance of $2,000 as of September 30, 2010.

Free office space from its stockholder and Chief Operating Officer

The Company has been provided office space by its stockholder and Chief Operating Officer at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Consulting services from Vice President, Chief Operating Officer, Director and Stockholder

Consulting services provided by the Vice President, Chief Operating Officer, Director and Stockholder for the interim period ended September 30, 2010 and 2009 is as follows:

	September 30, 2010	September 30, 2010
Consulting services received and consulting fees booked	$-	$7,500

	$-	$7,500

NOTE 8 – SUBSEQUENT EVENTS

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

Results of Operations

Since Hydrodynex was formed on May 12, 2006, it has not earned any revenues and has incurred a net loss since its inception of $299,604 through September 30, 2010.  The following table provides selected financial data about our company for the fiscal year ended June 30, 2010 and June 30, 2009, respectively.

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

Our cash in the bank at September 30, 2010 was $88.  Net cash provided by financing activities since inception through September 30, 2010 was $259,210 from the sale of our common stock, proceeds from convertible notes payable, and accrued expenses from a related party.

Net cash used in operating activities during the three months ended September 30, 2010 was $90, resulting in a net loss of $6,984 as compared to net cash used in operating activities during the three months ended September 30, 2009 of $6,726 resulting in a net loss of $9,375.  Our operating expenses have decreased between these time periods and until the company receives additional financing, these operating expenses will most likely stay the same as for the three months ended September 30, 2010.  Legal and accounting fees, as well as Consulting fees, have decreased for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  We do not presently expect our expenses to increase in next three months. The three months ended September 30, 2010 included the following major expenses:

1.  Legal and Accounting - $4,021

2.  Consulting Fees - $0

3.  General and Administrative Fees - $90

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

Liquidity and Capital Resources

Since inception, we have financed our operations from private placements of equity securities and loans from shareholders.  We do not have any available lines of credit.  As of September 30, 2010, we had cash in the amount of $88.  We will need to raise additional capital, take loans, or generate revenue by the end of November or curtail our operations.

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

-

($1,440) repayment of note payable- related party

-

($3,000) repayment of convertible notes payable

Net cash used in operating activities during the quarter ended September 30, 2010 was $90, resulting in a net loss of $6,984.

We do not have sufficient capital to carry on operations past November 2010.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond November 2010, but we plan to raise additional capital in a private stock offering to secure funds needed to finance our plan of operation for at least the next twelve months, or enter into loans from existing shareholders to support operations.  We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  However, these are forward-looking statements, and there may be changes that could consume available resources before such time. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, technology verification costs, among others.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2010.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of September 30, 2010.  The material weaknesses we identified in our annual report on Form 10-K for our fiscal year ending June 30, 2010 have not been remedied due to our lack of sufficient capital resources.

Changes in Internal Control Over Financial Reporting

As of September 30, 2010, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes from the disclosure provided in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

Hydrodynex, Inc.

November 2, 2010	By:	/s/ Ronald Kunisaki
Ronald Kunisaki President and Chief Executive Officer (Principal Executive Officer)

November 2, 2010	By:	/s/ Richard Kunisaki
Richard Kunisaki Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)