Form 10-Q
period 2010-12-31
Hydrodynex, Inc.
filed 2011-02-15
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2010.

[ ]	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

000-53506

(Commission file number)

HYDRODYNEX, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-4903071	702-722-9496
(State or other jurisdiction	(IRS Employer	(Registrant’s telephone number)
of incorporation or organization)	Identification No.)

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

On February 15, 2010, there were 1,973,880 outstanding shares of the registrant's common stock, par value $.001 per share.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

Hydrodynex, Inc.

(A Development Stage Company)

December 31, 2010 and 2009

Index to Financial Statements

CONTENTS	Page
Balance Sheets at December 31, 2010 (Unaudited) and June 30, 2010	4
Statements of Operations for the Three and Six Months Ended December 31, 2010 and 2009 and for the Period from May 12, 2006 (Inception) through December 31, 2010 (Unaudited)	5
Statement of Stockholders’ Equity (Deficit) for the Period from May 12, 2006 (Inception) through December 31, 2010 (Unaudited)	6
Statements of Cash Flows for the Six Months Ended December 31, 2010 and 2009 and for the Period from May 12, 2006 (Inception) through December 31, 2010 (Unaudited)	7
Notes to the Financial Statements (Unaudited)	8-18

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2010	June 30, 2010
	(Unaudited)
Assets
Current Assets
Cash	$259	$178

Total Current Assets	259	178

Office Equipment
Office equipment	1,288	1,288
Less: Accumulated depreciation	(694)	(565)

Office Equipment, net	594	723

Other Assets
Prepaid patent application costs	6,997	6,997

Total Other Assets	6,997	6,997

Total Assets	$7,850	$7,898

Liabilities and Stockholders' (Deficit)
Current Liabilities:
Accounts payable	$16,254	$9,692
Accrued expenses	2,200	5,200
Accrued expenses - related party	37,600	37,600
Due to related party	7,300	2,000

Total Current Liabilities	63,354	54,492

License Fees Payable	26,506	24,416

Total Liabilities	89,860	78,908

Stockholders' (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized:
none issued or outstanding	-	-
Common stock, $.001 par value, 75,000,000 shares authorized,
1,973,880 shares issued and outstanding	1,974	1,974
Additional paid-in capital	219,636	219,636
(Deficit) accumulated during the development stage	(303,620)	(292,620)

Total Stockholders' (Deficit)	(82,010)	(71,010)

Total Liabilities and Stockholders' (Deficit)	$7,850	$7,898

See accompanying notes to the financial statements

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations

	For the Three Months	For the Three Months	For the Six Months	For the Six Months	For the Period from May 12, 2006
	Ended	Ended	Ended	Ended	(inception) through
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009	December 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES
Advertising and promotion	$-	$-	$-	$-	$5,429
Consulting fees - officer	-	-	-	7,500	61,000
Depreciation	65	65	129	129	694
Board of directors fees	-	-	-	-	2,750
General and administrative	2,220	4,396	2,831	4,713	35,216
Legal and accounting	2,450	8,125	5,950	16,750	108,542
Total Operating Expenses	4,735	12,586	8,910	29,092	213,631

LOSS FROM OPERATIONS	(4,735)	(12,586)	(8,910)	(29,092)	(213,631)

OTHER (INCOME) EXPENSES
Foreign currency transactions (gain) loss	(718)	(524)	2,090	564	(291)
Forgiveness of debt	-	-	-	(8,621)	(8,621)
Loss of advance on purchases	-	-	-	-	26,991
Impairment of deferred license fees	-	-	-	-	68,175
Interest expense	-	-	-	402	3,735
Total Other (Income) Expenses	(718)	(524)	2,090	(7,655)	89,989

LOSS BEFORE INCOME TAXES	(4,017)	(12,062)	(11,000)	(21,437)	(303,620)

INCOME TAX PROVISION	-	-	-		-

NET LOSS	$(4,017)	$(12,062)	$(11,000)	$(21,437)	$(303,620)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted Common Shares Outstanding -
basic and diluted	1,973,880	1,913,010	1,973,880	1,850,410

See accompanying notes to the financial statements

Hydrodynex, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from May 12, 2006 (Inception) through December 31, 2010
(Unaudited)

	Common Stock, $0.001 Par Value		Additional	Deficit accumulated	Total
	Number of		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, May 12, 2006 (inception)	-	$-	$-	$-	$-

Shares issued to President for cash at $0.01 per share upon formation	200,000	200	1,800		2,000

Net loss				(536)	(536)

Balance, June 30, 2006	200,000	200	1,800	(536)	1,464

Shares issued to President for cash at $0.01 per share	300,000	300	2,700		3,000

Net loss				(1,296)	(1,296)

Balance, June 30, 2007	500,000	500	4,500	(1,832)	3,168

Shares issued for cash at $0.10 per share	1,000,000	1,000	99,000		100,000

Options issued for director fees			2,750		2,750

Options issued for services			1,500		1,500

Net loss				(84,454)	(84,454)

Balance, June 30, 2008	1,500,000	1,500	107,750	(86,286)	22,964

Common stock issued in connection with sale of security
units for cash at $0.50 per unit November 25, 2008	15,000	15	4,185		4,200
Warrants issued in connection with sale
of security units for cash at $0.50 per unit			3,300		3,300
Warrants issued in connection with issuance of convertible notes payable			2,640		2,640

Shares issued for cash at $0.20 per share January 23, 2009	250,000	250	49,750		50,000

Net loss				(86,463)	(86,463)

Balance, June 30, 2009	1,765,000	1,765	167,625	(172,749)	(3,359)

Common stock issued for conversion of notes
payable on July 25, 2009 at $0.25 per share	17,280	17	4,303		4,320
Common stock issued for conversion of notes
payable on August 23, 2009 at $0.25 per share	21,600	22	5,378		5,400
Common stock issued in connection with sale of security
units for cash at $0.25 per unit on September 26, 2009	30,000	30	7,470		7,500

Shares issued for cash at $0.25 per share on November 9, 2009	140,000	140	34,860		35,000

Net loss				(119,871)	(119,871)

Balance, June 30, 2010	1,973,880	1,974	219,636	(292,620)	(71,010)

Net loss				(11,000)	(11,000)

Balance, December 31, 2010	1,973,880	$1,974	$219,636	$(303,620)	$(82,010)

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows
			For the Period from
	For the Six Months	For the Six Months	May 12, 2006
	Ended	Ended	(inception) through
	December 31, 2010	December 31, 2009	December 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(11,000)	$(21,437)	$(303,620)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	129	129	694
Loss of advance on purchases	-	-	26,991
Impairment of deferred license fees	-	-	68,175
Stock options issued for services	-	-	4,250
Amortization of discount on convertible notes payable	-	312	2,640
Changes in operating assets and liabilities:
Prepaid expenses	-	-	-
Advances on purchases	-	-	(26,991)
Accounts payable and accrued expenses	3,562	(21,042)	18,454
Interest payable	-	(870)	720
License fees payable	2,090	564	26,506

NET CASH (USED IN) OPERATING ACTIVITIES	(5,219)	(42,344)	(182,181)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	-	-	(1,288)
Prepaid patent applications costs	-	-	(6,997)
Deferred license fees	-	-	(68,175)

NET CASH (USED IN) INVESTING ACTIVITIES	-	-	(76,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Accrued expenses - related party	-	7,500	37,600
Proceeds from note payable - related party	5,300	3,440	12,586
Repayment of note payable - related party	-	(2,000)	(5,286)
Proceeds from convertible notes payable	-	-	12,000
Repayment of convertible notes payable	-	(10,000)	(3,000)
Proceeds from sale of common stock and warrants	-	52,220	205,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,300	51,160	258,900

NET CHANGE IN CASH	81	8,816	259

Cash, Beginning of Period	178	75	-

Cash, End of Period	$259	$8,891	$259

SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:
Interest paid	$-	$402	$3,680
Income tax paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Warrants issued in connection with issuance of convertible debt	$-	-	$2,640
Common shares issued for conversion of convertible notes payable	$-	9,000	$9,000
Common shares issued for conversion of interest payable	$-	720	$720

See accompanying notes to the financial statements

Hydrodynex, Inc.

(A Development Stage Company)

December 31, 2010 and 2009

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

Impairment of long-lived assets

The Company follows paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets.  The Company’s long-lived assets, which include office equipment, and prepaid patent application costs for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of December 31, 2010.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010 or June 30, 2010, no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended December 31, 2010 or 2009 or for the period from May 12, 2006 (inception) through December 31, 2010.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to paragraph of 260-10-45-10 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the period ended December 31, 2010 and 2009 as they were anti-dilutive:

	Weighted average number of potentially outstanding dilutive shares
	For the Interim Period Ended December 31, 2010	For the Interim Period Ended December 31, 2009
Stock options issued on June 30, 2008 under the 2006 Plan	70,000	70,000

Warrants issued in connection with the issuance of convertible notes payable issued between July 24, 2008 and August 23, 2008 with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance	12,000	12,000

Warrants issued in connection with the sale of 15,000 shares of its common stock on November 25, 2008 with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance	15,000	15,000

Total potentially outstanding dilutive shares	97,000	97,000

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

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

1.

Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.

Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.

Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.

Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In April 2010, the FASB issued ASU No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $303,620 at December 31, 2010 and had a net loss of $11,000 and net cash used in operating activities of $5,219 for the interim period then ended, respectively, with no revenues earned since inception.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – OFFICE EQUIPMENT

Office equipment, stated at cost, less accumulated depreciation at December 31, 2010 and June 30, 2010 consisted of the following:

	Estimated Useful Life (Years)	December 31, 2010	June 30, 2010
Office equipment	5	$1,288	$1,288

		1,288	1,288
Less accumulated depreciation		(694)	(565)
		$594	$723

Depreciation expense for the periods ended December 31, 2010 and 2009 was $129 each period.

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

The Company paid the first installment of €10,000 with $14,892 on December 17, 2007 and the second installment of €20,000 due on November 30, 2008 and paid $26,486 on January 26, 2009, respectively.  The due date for the third installment of €20,000 is undeterminable pending on EPA approval.

The Company determined that since they are currently unable to secure EPA approval of the AO-System in order to begin selling in the United States within the time period specified in the agreement, the agreement has reverted to a non-exclusive marketing agreement.  Consequently, the Company has impaired the entire balance of $68,175 of the deferred licensing fee on June 30, 2010.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

Issuance of common stock

The Company was incorporated on May 12, 2006.  In May 2006, 200,000 shares of its common stock were sold to the Company’s founder and President at $0.01 per share for $2,000 in cash.

During the fiscal year ended June 30, 2007, the Company sold 300,000 shares of its common stock to the Company’s founder and President at $0.01 per share for $3,000 in cash.

During the fiscal year ended June 30, 2008, the Company sold 1,000,000 shares of its common stock at $0.10 per share for $100,000 in cash.

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

For the interim period ended December 31, 2010, the Company did not grant any stock options nor record any stock-based compensation.

The table below summarizes the Company’s stock option activity through December 31, 2010:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value
Balance, June 30, 2007	-	$-	$-	-	$-

Granted	85,000	0.25	0.25	4,250	-
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2008	85,000	0.25	0.25	4,250	-

Granted	-	-	-		-
Canceled	(15,000)	0.25	0.25	-	-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2009	70,000	$0.25	$0.25	4,250	$-

Granted	-	-	-		-
Canceled	-	-	-	-	-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2010	70,000	$0.25	$0.25	4,250	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	$-	$-	-	$-
Balance, December 31, 2010	70,000	0.25	0.25	4250	-

Vested and exercisable, December 31, 2010	70,000	$0.25	$0.25	4,250	$-

Unvested, December 31, 2010	-	$-	$-	-	$-

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25	70,000	3.0	$0.25	70,000	3.0	$0.25

$0.25	70,000	3.0	$0.25	70,000	3.0	$0.25

As of December 31, 2010, there were 930,000 shares of stock options remaining available for issuance under the 2006 Plan.

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

The table below summarizes the Company’s warrants activity though December 31, 2010:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, June 30, 2008	-	$-	$-	$-	$-

Granted	27,000	1.00	1.00	5,940	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2009	27,000	$1.00	$1.00	$5,940	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2010	27,000	$1.00	$1.00	$5,940	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-		-
Expired	-	$-	$-	$-		$-
Balance, December 31, 2010	27,000	1.00	1.00	5940	-

Earned and exercisable, December 31, 2010	27,000	$1.00	$1.00	$5,940	$-

Unvested, December 31, 2010	-	$1.00	$1.00	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.00	27,000	2.00	$1.00	27,000	2.00	$1.00

$1.00	27,000	2.00	$1.00	27,000	1.00	$1.00

NOTE 7 – RELATED PARTY TRANSACTIONS

Due to stockholder

The vice president and Chief Operating Officer of the Company advanced $8,740 in aggregate to the Company for working capital purposes and the Company repaid $1,440 in aggregate for the interim period ended December 31, 2010. The remaining balance of advances from the vice president and Chief Operating Officer as of December 31, 2010 was $7,300. Such amounts are unsecured, non-interest bearing and are due on June 30, 2011.

Free office space from its stockholder and Chief Operating Officer

The Company has been provided office space by its stockholder and Chief Operating Officer at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Consulting services from Vice President, Chief Operating Officer, Director and Stockholder

Consulting services provided by the Vice President, Chief Operating Officer, Director and Stockholder for the interim period ended December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Consulting services received and consulting fees booked	$-	$7,500

	$-	$7,500

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

General

Hydrodynex, Inc. was organized under the laws of the state of Nevada on May 12, 2006 and is doing business as a marketer of the AO-Systems® water treatment units.  We intend to sell, manufacture or assemble, and distribute the AO-Systems products in North America under the terms of our License agreement with Hydrosystemtechnik GmbH.  Since commencement of operations in 2006, substantially all of our efforts to date have been devoted to and limited primarily to organization, initial capitalization, market research, producing marketing materials and a website, securing a marketing agreement, preparing a comprehensive business and operating plan, evaluating the regulatory requirements to sell water treatment systems in the U.S., Canada and Mexico, and undertaking a marketing feasibility study.   Extensive research has been done on competing technologies and the water contaminants that most adversely affect water systems at the present time.  Legionella protection is the strongest market opportunity identified by Hydrodynex to date.  We will make Legionella our primary target market because of its wide prevalence and the high percentage of death resulting from infection.

Under our license agreement with our licensor Hydrosystemtechnik, we paid a non-refundable license fee creditable to royalty payments in the amount of €10,000 in 2007.  We were previously obligated to make a second non-refundable license fee in the amount of €20,000 on June 1, 2008.  Under the terms of the amended license agreement, Hydrosystemtechnik agreed in writing to an extension of the due date for the second license payment from June 1, 2008 to January 31 2009, and the second license payment was paid in full by that deadline.  A third license fee in the amount of €20,000 will be due upon certification and approval of the AO-Systems® by the US Environmental Protection Agency for commercial sales in the United States

We are currently organizing our distribution/dealer and direct marketing programs, which consists of defining targets for placing our products in commercial buildings, retirement homes, cooling towers, and military installations. Our market focus will be on establishing the defined sales channels and supporting them with meaningful marketing programs to the extent that funds are available.  We have not sold any product to date and have generated no revenues from operations.

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

Hydrodynex’ Exclusive Technology License Agreement

We entered into a Marketing, Distribution and License Agreement with Hydrosystemtechnik GmbH September 3, 2007.  On August 30, 2008, we entered into an Amended Marketing, Distribution and License Agreement, or amended license agreement, with Hydrosystemtechnik, which has the same effective date as the original license agreement, September 3, 2007, and supersedes the original license agreement.  Under the amended license agreement, we were granted the right to sell water disinfection systems based on the AO-System® technology in all markets (except the dental market) in Canada, the United States, and Mexico on an exclusive basis for a period of three years after the effective date of the license agreement.  The license was to remain exclusive subject to Hydrodynex (a) leasing or purchasing an AO-System® prior to November 30, 2009, as extended by the licensor, and (b) obtaining, by March 3, 2010, verification and certification of the AO-System® technology by the U.S. EPA necessary for commercialization and selling water disinfection systems in whole or in part within the United States, and could be changed to a non-exclusive license at the choosing of the licensor if those items were not satisfied.  Those items were not satisfied, but the licensor has not as of this time reduced the exclusive license to a non-exclusive status.  The licensor must keep Hydrodynex’ non-exclusive license status until September 3, 2011, and can cancel the license at any point beyond that if the terms of the license agreement are not met.  Specifically, if we do not perform a minimum annual sales volume of 100.000 EUR in each business year subsequent to the third anniversary year after the effective date (Sept. 3, 2007).  In addition, in order to maintain the exclusivity of the license, we are obligated to (a) make application to six states in the Western U.S. for certification of the AO-System® technology within 90 days after receiving the NSF and EPA verification, (b) sell, deliver and install at least one AO-System® in the U.S. in the two year exclusivity period following technology verification, and (c) we are required to demonstrate financial responsibility in the form of a bank credit line or equity funding of not less than $500,000 to accomplish the objectives necessary to retain the exclusivity of the license.  None of these criteria has been met and most likely will not be met due to the time that is needed for NSF and EPA verification and the lack of capital currently available to the company.

We plan to undertake to secure technology verification from NSF, an independent third party testing laboratory, accredited by the EPA, to legally sell AO-Systems® in the United States, but we have not initiated this process because we have yet to pay the remaining balance of €17,625 for the AO-System® test reactor unit that has been built for us by our licensor Hydrosystemtechnik.  Once we have completed our payment for the test reactor unit we will arrange delivery of the unit to NSF in Ann Arbor, Michigan for testing.  When we have sufficient funds to pay the remaining balance of the test unit, arrangements for payment and shipping to the U.S. of the test reactor unit will be made.  The time and process for testing the test reactor unit by NSF to meet EPA requirements is described above in our Annual report on Form 10-K, Item 1.A.

We are also required, beginning year three after the effective date, or September 3, 2009, to meet certain minimum annual sales targets, based on net purchase value, for sales of AO-System® products in the North American territory, which increase from €30,000 in year three to €500,000 in year six and thereafter, in order to maintain the exclusivity of the license.  If we fail to meet the minimum annual sales targets at the end of any business year, the licensor, Hydrosystemtechnik GmbH, shall have the option to revert the license agreement to a non-exclusive marketing agreement.  We have paid a non-refundable license fee in the amount of €10,000, and we were previously obligated to make a second non-refundable license fee in the amount of €20,000 on June 1,

2008.  Under the terms of the amended license agreement, Hydrosystemtechnik agreed in writing to an extension of the due date for the second license payment from June 1, 2008 to January 31, 2009, and the second license payment was paid in full by that deadline.  A third license fee in the amount of €20,000 will be due upon certification and approval of the AO-Systems® by the US Environmental Protection Agency for commercial sales in the United States.  We are also required to attain and maintain minimum annual sales volume of €500,000 in order to have the right to manufacture water disinfection systems based on the AO-System® technology and sell them in the licensed territory.  If after year five after the effective date we do not maintain minimum annual sales volume of €500,000 in any two consecutive years, the right to manufacture will expire automatically in the subsequent year.  We are obligated to pay a royalty on the products actually assembled or manufactured and sold to third parties in the amount of 10% of the net selling price on all AO-Systems®.  We are not obligated to pay a royalty on finished AO-Systems® purchased from Hydrosystemtechnik and resold.  We are also obligated to pay fifty percent of the direct costs related to preparing and prosecution of patents and patent applications in the U.S., Canada or Mexico,, including legal fees, filing fees maintenance fees and transaction costs, so long as the license agreement remains in effect.

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

Results of Operations

Since Hydrodynex was formed on May 12, 2006, it has not earned any revenues and has incurred a net loss since its inception of $303,620 through December 31, 2010.  The following table provides selected financial data about our company for the period ended December 31, 2010 and June 30, 2010, respectively.

Balance Sheets Data	December 31, 2010	June 30, 2010
Cash	$259	$178

Computer equipment, net	594	723
Prepaid patent application costs	6,997	6,997

Total assets	$7,850	$7,898
Total liabilities	$89,860	$78,908
Stockholders’ equity (deficit)	$(82,010)	$(78,010)

For the six months ended December 31, 2010, our total expenses were $11,000 as compared to $21,437 for the six month period ending December 31, 2009.  The total expenses were lower in the subsequent period due mainly to a decrease in legal and accounting fees, as well as consulting fees.  We do not presently expect our expenses to increase in next twelve months.

Our cash in the bank at December 31, 2010 was $259.  Net cash used in operating activities during the six months ended December 31, 2010 was $5,219, resulting in a net loss of $11,000 as compared to net cash used in operating activities during the six months ended December 31, 2009 of $42,344 resulting in a net loss of $21,437.  Our operating expenses have decreased between these time periods by $20,182 and until the company receives additional financing, these operating expenses will most likely stay the same as for the three months ended December 31, 2010.  Legal and accounting fees, as well as consulting fees, have decreased for the six months ended December 31, 2010 compared to the six months ended December 31, 2009, which has reduced operating expenses.  We do not presently expect our expenses to increase in next three months. The six months ended December 31, 2010 included the following major expenses:

1.  Legal and Accounting - $5,950

2.  Consulting Fees - $0

3.  General and Administrative Fees - $2,831

Net cash provided by financing activities since inception through December 31, 2010 was $258,900 from the sale of our common stock, proceeds from convertible notes payable, and accrued expenses from a related party.

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

Liquidity and Capital Resources

Since inception, we have financed our operations from private placements of equity securities and loans from shareholders.  We do not have any available lines of credit.  As of December 31, 2010, we had cash in the amount of $259.  We will need to raise additional capital, take loans, or generate revenue by the end of March or curtail our operations.

We raised a total of $100,000 pursuant to Rule 504 of Regulation D of the Securities Act of 1933 in December 2007.  In July and August 2008, we raised $12,000 and issued a convertible promissory note in that amount and 12,000 three year warrants exercisable at $1 per share to three investors as part of a $50,000 bridge loan.  One investor was repaid $3,000 plus $240 in interest after the year bridge loan was due.  On July 25, 2009, pursuant to the Bridge Loan Agreement entered into by Triax Capital Management and Hydrodynex, Inc., dated July 24, 2008, Triax Capital Management exercised the conversion rights of the promissory note at the agreed rate of $0.25 per share. The original loan to the Company was in the amount of $4,000, and the 365 days of interest at 8% per annum of $320, equates to a conversion value of 17,280 shares.  On August 23, 2009, pursuant to the Bridge Loan Agreement entered into by Kyle Drexel and Hydrodynex, Inc., dated August 22, 2008, Mr. Drexel exercised the conversion rights of the promissory note at the agreed rate of $0.25 per share. The original loan to the Company was in the amount of $5,000, and the 365 days of interest at 8% per annum of $400, equates to a conversion value of 21,600 shares.  In November 2009, we raised $35,000 and issued 140,000 shares of common stock at $.25 per common share.

The vice president and Chief Operating Officer of the Company advanced $5,300 to the Company for working capital purposes during the interim period ended December 31, 2010.  Such amount is unsecured, non-interest bearing, and is due on June 30, 2011.

$5,300 in net cash from financing activities for the interim period of six months ended December 31, 2010 consisted of:

-

$5,300 proceeds from note payable- related party

Net cash used in operating activities during the quarter ended December 31, 2010 was $5,219, resulting in a net loss of $11,000.

We do not have sufficient capital to carry on operations past March 2011.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond March 2011, but we plan to raise additional capital in a private stock offering to secure funds needed to finance our plan of operation for at least the next twelve months, or enter into loans from existing shareholders to support operations.  We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  However, these are forward-looking statements, and there may be changes that could consume available resources before such time. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, technology verification costs, among others.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2010.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of December 31, 2010.  The material weaknesses we identified in our annual report on Form 10-K for our fiscal year ending June 30, 2010 have not been remedied due to our lack of sufficient capital resources.

Changes in Internal Control Over Financial Reporting

As of December 31, 2010, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Hydrodynex, Inc.

February 15, 2011	By:	/s/ Ronald Kunisaki
Ronald Kunisaki President and Chief Executive Officer (Principal Executive Officer)

February 15, 2011	By:	/s/ Richard Kunisaki
Richard Kunisaki Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)