Form 10-Q
period 2011-03-31
Hydrodynex, Inc.
filed 2011-05-23
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011.

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

On May 23, 2011, there were 1,973,880 outstanding shares of the registrant's common stock, par value $.001 per share.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

Hydrodynex, Inc.

(A Development Stage Company)

March 31, 2011 and 2010

Index to Financial Statements

CONTENTS	Page
Balance Sheets at March 31, 2011 (Unaudited) and June 30, 2010	4
Statements of Operations for the Three and Nine Months Ended March 31, 2011 and 2010 and for the Period from May 12, 2006 (Inception) through March 31, 2011 (Unaudited)	5
Statement of Stockholders’ Equity (Deficit) for the Period from May 12, 2006 (Inception) through March 31, 2011 (Unaudited)	6
Statements of Cash Flows for the Nine Months Ended March 31, 2011 and 2010 and for the Period from May 12, 2006 (Inception) through March 31, 2011 (Unaudited)	7
Notes to the Financial Statements (Unaudited)	8-18

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2011	June 30, 2010
	(Unaudited)
Assets
Current Assets
Cash	$170	$178

Total Current Assets	170	178

Office Equipment
Office equipment	1,288	1,288
Less: Accumulated depreciation	(759)	(565)

Office Equipment, net	529	723

Other Assets
Prepaid patent application costs	6,997	6,997

Total Other Assets	6,997	6,997

Total Assets	$7,696	$7,898

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$17,938	$9,692
Accrued expenses	2,200	5,200
Accrued expenses - related party	37,600	37,600
Advances from officers	7,300	2,000

Total Current Liabilities	65,038	54,492

License Fees Payable	28,196	24,416

Total Liabilities	93,234	78,908

Stockholders' Deficit
Preferred stock, $.001 par value, 5,000,000 shares authorized:
none issued or outstanding	-	-
Common stock, $.001 par value, 75,000,000 shares authorized,
1,973,880 shares issued and outstanding	1,974	1,974
Additional paid-in capital	219,636	219,636
Deficit accumulated during the development stage	(307,148)	(292,620)

Total Stockholders' Deficit	(85,538)	(71,010)

Total Liabilities and Stockholders' Deficit	$7,696	$7,898

See accompanying notes to the financial statements

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations
					For the Period from
	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months	May 12, 2006
	Ended	Ended	Ended	Ended	(inception) through
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010	March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES
Advertising and promotion	$-	$-	$-	$-	$5,429
Consulting fees - officer	-	-	-	7,500	61,000
Depreciation	65	64	194	194	759
Board of directors fees	-	-	-	-	2,750
General and administrative	173	541	3,004	5,253	24,393
Travel	-	-	-	-	10,996
Legal and accounting	1,600	2,693	7,550	19,443	110,142
Total Operating Expenses	1,838	3,298	10,748	32,390	215,469

LOSS FROM OPERATIONS	(1,838)	(3,298)	(10,748)	(32,390)	(215,469)

OTHER (INCOME) EXPENSES
Foreign currency transactions (gain) loss	1,690	(1,750)	3,780	(1,186)	1,399
Forgiveness of debt	-	-	-	(8,621)	(8,621)
Loss of advance on purchases	-	-	-	-	26,991
Impairment of deferred license fees	-	-	-	-	68,175
Interest expense	-	-	-	402	3,735
Total Other (Income) Expenses	1,690	(1,750)	3,780	(9,405)	91,679

LOSS BEFORE INCOME TAXES	(3,528)	(1,548)	(14,528)	(22,985)	(307,148)

INCOME TAX PROVISION	-	-	-		-

NET LOSS	$(3,528)	$(1,548)	$(14,528)	$(22,985)	$(307,148)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding -
basic and diluted	1,973,880	1,973,880	1,973,880	1,890,747

See accompanying notes to the financial statements

Hydrodynex, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from May 12, 2006 (Inception) through March 31, 2011
(Unaudited)

	Common Stock, $0.001 Par Value		Additional	Deficit accumulated	Total
	Number of		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	(Deficit)

Balance, May 12, 2006 (inception)	$ -	$-	$-	$-	$-
Shares issued to President for cash
at $0.01 per share upon formation	200,000	200	1,800		2,000
Net loss				(536)	(536)
Balance, June 30, 2006	200,000	200	1,800	(536)	1,464

Shares issued to President for cash
at $0.01 per share	300,000	300	2,700		3,000
Net loss				(1,296)	(1,296)
Balance, June 30, 2007	500,000	500	4,500	(1,832)	3,168

Shares issued for cash at $0.10 per share	1,000,000	1,000	99,000		100,000

Options issued for director fees			2,750		2,750

Options issued for services			1,500		1,500

Net loss				(84,454)	(84,454)

Balance, June 30, 2008	1,500,000	1,500	107,750	(86,286)	22,964

Common stock issued in connection with sale of security
units for cash at $0.50 per unit November 25, 2008	15,000	15	4,185		4,200
Warrants issued in connection with sale
of security units for cash at $0.50 per unit			3,300		3,300
Warrants issued in connection with
issuance of convertible notes payable			2,640		2,640
Shares issued for cash at $0.20 per share January 23, 2009	250,000	250	49,750		50,000
Net loss				(86,463)	(86,463)
Balance, June 30, 2009	1,765,000	1,765	167,625	(172,749)	(3,359)

Common stock issued for conversion of notes
payable on July 25, 2009 at $0.25 per share	17,280	17	4,303		4,320

Common stock issued for conversion of notes
payable on August 23, 2009 at $0.25 per share	21,600	22	5,378		5,400

Common stock issued in connection with sale of security
units for cash at $0.25 per unit on September 26, 2009	30,000	30	7,470		7,500

Shares issued for cash at $0.25 per share on November 9, 2009	140,000	140	34,860		35,000

Net loss				(119,871)	(119,871)

Balance, June 30, 2010	1,973,880	1,974	219,636	(292,620)	(71,010)

Net loss				(14,528)	(14,528)

Balance, March 31, 2011	$ 1,973,880	$1,974	$219,636	$(307,148)	$(85,538)

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows
			For the
	For the Nine Months	For the Nine Months	Period from May 12, 2006
	Ended	Ended	(inception) through
	March 31, 2011	March 31, 2010	March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,528)	$(22,985)	$(307,148)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	194	194	759
Loss of advance on purchases	-	-	26,991
Impairment of deferred license fees	-	-	68,175
Stock options issued for services	-	-	4,250
Amortization of discount on convertible notes payable	-	312	2,640
Changes in operating assets and liabilities:
Prepaid expenses	-	-	-
Advances on purchases	-	-	(26,991)
Accounts payable and accrued expenses	5,246	(24,918)	20,138
Interest payable	-	(150)	720
License fees payable	3,780	(1,186)	28,196
NET CASH USED IN OPERATING ACTIVITIES	(5,308)	(48,733)	(182,270)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	-	-	(1,288)
Prepaid patent applications costs	-	-	(6,997)
Deferred license fees	-	-	(68,175)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(76,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Accrued expenses - related party	-	7,500	37,600
Advances from officers	5,300	3,440	12,586
Repayment of advances from officers	-	(440)	(5,286)
Proceeds from convertible notes payable	-	-	12,000
Repayment of convertible notes payable	-	(3,000)	(3,000)
Proceeds from sale of common stock and warrants	-	42,500	205,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,300	50,000	258,900

NET CHANGE IN CASH	(8)	1,267	170

Cash, Beginning of Period	178	75	-

Cash, End of Period	$170	$1,342	$170

SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:
Interest paid	$-	$402	$3,680
Income tax paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Warrants issued in connection with issuance of convertible debt	$-	-	$2,640
Common shares issued for conversion of convertible notes payable	$-	9,000	$9,000
Common shares issued for conversion of interest payable	$-	720	$720

See accompanying notes to the financial statements

Hydrodynex, Inc.

(A Development Stage Company)

March 31, 2011 and 2010

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

Impairment of long-lived assets

The Company follows paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets.  The Company’s long-lived assets, which include office equipment, and prepaid patent application costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of March 31, 2011 or 2010.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2011 or June 30, 2010; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2011 or 2010 or for the period from May 12, 2006 (inception) through March 31, 2011.

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

.

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

The following table shows number of potentially outstanding dilutive shares excluded from the diluted net income (loss) per share calculation for the interim period ended March 31, 2011 and 2010 as they were anti-dilutive:

	Number of Potentially outstanding dilutive shares
	For the Interim Period Ended March 31, 2011	For the Interim Period Ended March 31, 2010
Stock options issued on June 30, 2008 under the 2006 Plan	70,000	70,000

Warrants issued in connection with the issuance of convertible notes payable issued between July 24, 2008 and August 23, 2008 with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance	12,000	12,000

Warrants issued in connection with the sale of 15,000 shares of its common stock on November 25, 2008 with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance	15,000	15,000

Total potentially outstanding dilutive shares	97,000	97,000

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $307,148 at March 31, 2011 and had a net loss of $14,528 and net cash used in operating activities of $5,308 for the interim period then ended, respectively, with no revenues earned since inception.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – OFFICE EQUIPMENT

Office equipment, stated at cost, less accumulated depreciation at March 31, 2011 and June 30, 2010 consisted of the following:

	Estimated Useful Life (Years)	March 31, 2011	June 30, 2010
Office equipment	5	$1,288	$1,288

		1,288	1,288
Less accumulated depreciation		(759)	(565)
		$529	$723

Depreciation expense for the periods ended March 31, 2011 and 2010 was $194 each.

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

The Company determined that since it is currently unable to secure EPA approval of the AO-System in order to begin selling in the United States within the time period specified in the agreement, the agreement has reverted to a non-exclusive marketing agreement.  Consequently, the Company has impaired the entire balance of $68,175 of the deferred licensing fee on June 30, 2010.

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

For the interim period ended March 31, 2011, the Company did not grant any stock options nor record any stock-based compensation.

The table below summarizes the Company’s stock option activity through March 31, 2011:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, June 30, 2007	-	$-	$-	-	$-

Granted	85,000	0.25	0.25	4,250	-
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2008	85,000	0.25	0.25	4,250	-

Granted	-	-	-		-
Canceled	(15,000)	0.25	0.25	-	-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2009	70,000	$0.25	$0.25	4,250	$-

Granted	-	-	-		-
Canceled	-	-	-	-	-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2010	70,000	$0.25	$0.25	4,250	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	$-	$-	-	$-
Balance, March 31, 2011	70,000	0.25	0.25	4250	-

Vested and exercisable, March 31, 2011	70,000	$0.25	$0.25	4,250	$-

Unvested, March 31, 2011	-	$-	$-	-	$-

The following table summarizes information concerning outstanding and exercisable stock options as of March 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25	70,000	3.0	$0.25	70,000	2.0	$0.25

$0.25	70,000	3.0	$0.25	70,000	2.0	$0.25

As of March 31, 2011, there were 930,000 shares of stock options remaining available for issuance under the 2006 Plan.

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

The table below summarizes the Company’s warrants activity though March 31, 2011:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, June 30, 2008	-	$-	$-	$-	$-

Granted	27,000	1.00	1.00	5,940	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2009	27,000	$1.00	$1.00	$5,940	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2010	27,000	$1.00	$1.00	$5,940	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	$-	$-	$-	$-
Balance, March 31, 2011	27,000	1.00	1.00	5940	-

Earned and exercisable, March 31, 2011	27,000	$1.00	$1.00	$5,940	$-

Unvested, March 31, 2011	-	$1.00	$1.00	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.00	27,000	2.00	$1.00	27,000	1.00	$1.00

$1.00	27,000	2.00	$1.00	27,000	1.00	$1.00

NOTE 7 – RELATED PARTY TRANSACTIONS

Due to stockholder

The vice president and Chief Operating Officer of the Company advanced $8,740 in aggregate to the Company for working capital purposes and the Company repaid $1,440 in aggregate for the interim period ended March 31, 2011. The remaining balance of advances from the vice president and Chief Operating Officer as of March 31, 2011 was $7,300. Such amounts are unsecured, non-interest bearing and are due on June 30, 2011.

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

On May 4. 2011, the Chief Operating Officer of the Company advanced $2,000 to the Company for a period of 180 days with no interest payable.

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

Hydrodynex’ Exclusive Technology License Agreement

We entered into a Marketing, Distribution and License Agreement with Hydrosystemtechnik GmbH September 3, 2007.  On August 30, 2008, we entered into an Amended Marketing, Distribution and License Agreement, or amended license agreement, with Hydrosystemtechnik, which has the same effective date as the original license agreement, September 3, 2007, and supersedes the original license agreement.  Under the amended license agreement, we were granted the right to sell water disinfection systems based on the AO-System® technology in all markets (except the dental market) in Canada, the United States, and Mexico on an exclusive basis for a period of three years after the effective date of the license agreement.  The license was to remain exclusive subject to Hydrodynex (a) leasing or purchasing an AO-System® prior to November 30, 2009, as extended by the licensor, and (b) obtaining, by March 3, 2010, verification and certification of the AO-System® technology by the U.S. EPA necessary for commercialization and selling water disinfection systems in whole or in part within the United States, and could be changed to a non-exclusive license at the choosing of the licensor if those items were not satisfied.  Those items were not satisfied, but the licensor has not as of this time reduced the exclusive license to a non-exclusive status.  In the event the licensor reverts our license to non-exclusivity, the licensor must keep Hydrodynex’ non-exclusive license status until September 3, 2011, and can cancel the license at any point beyond that if the terms of the license agreement are not met.  Specifically, if we do not perform a minimum annual sales volume of 100.000 EUR in each business year subsequent to the third anniversary year after the effective date (Sept. 3, 2007).  In addition, in order to maintain the exclusivity of the license, we are obligated to (a) make application to six states in the Western U.S. for certification of the AO-System® technology within 90 days after receiving the NSF and EPA verification, (b) sell, deliver and install at least one AO-System® in the U.S. in the two year exclusivity period following technology verification, and (c) we are required to demonstrate financial responsibility in the form of a bank credit line or equity funding of not less than $500,000 to accomplish the objectives necessary to retain the exclusivity of the license.  None of these criteria has been met and most likely will not be met due to the time that is needed for NSF and EPA verification and the lack of capital currently available to the company.

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

We were also required, beginning year three after the effective date, or September 3, 2009, to meet certain minimum annual sales targets, based on net purchase value, for sales of AO-System® products in the North American territory, which increase from €30,000 in year three to €500,000 in year six and thereafter, in order to maintain the exclusivity of the license.  We have failed to meet the minimum annual sales targets at in each year and the licensor, Hydrosystemtechnik GmbH, has the option to revert the license agreement to a non-exclusive marketing agreement.  We have paid a non-refundable license fee in the amount of €10,000, and we were previously obligated to make a second non-refundable license fee in the amount of €20,000 on June 1, 2008.  Under the terms of the amended license agreement, Hydrosystemtechnik agreed in writing to an extension of the due date for the second license payment from June 1, 2008 to January 31, 2009, and the second license payment was paid in full by that deadline.  A third license fee in the amount of €20,000 will be due upon certification and approval of the AO-Systems® by the US Environmental Protection Agency for commercial sales in the United States.  We were also required to attain and maintain minimum annual sales volume of €500,000 in order to have the right to manufacture water disinfection systems based on the AO-System® technology and sell them in the licensed territory.  If after September 3, 2011 we do not maintain minimum annual sales volume of €500,000 in any two consecutive years, the right to manufacture will expire automatically in the subsequent year.  We are obligated to pay a royalty on the products actually assembled or manufactured and sold to third parties in the amount of 10% of the net selling price on all AO-Systems®.  We are not obligated to pay a royalty on finished AO-Systems® purchased from Hydrosystemtechnik and resold.  We are also obligated to pay fifty percent of the direct costs related to preparing and prosecution of patents and patent applications in the U.S., Canada or Mexico,, including legal fees, filing fees maintenance fees and transaction costs, so long as the license agreement remains in effect.

The license agreement terminates after ten years, with an option by us to extend the license for an additional ten years on an exclusive basis, as long as the required minimum annual sales volume is maintained.  The licensor, Hydrosystemtechnik GmbH, has the right to terminate the license agreement, after a notice and cure period, if we are in default of any obligation in the agreement, are adjudged bankrupt, become insolvent or similar events, or if we do not maintain a minimum annual sales volume of €30,000 in the third year and €100,000 in each business year subsequent to the third year after the effective date (which means meeting the €100,000 minimum annual sales volume for each year beginning September 3, 2010).

Product Research and Development Plans

We do not plan to engage in any research and development at this time.  The product has been developed by our licensor, Hydrosystemtechnik, GmbH and is ready for sale to the consumer.

Results of Operations

Since Hydrodynex was formed on May 12, 2006, it has not earned any revenues and has incurred a net loss since its inception of $307,148 through March 31, 2011.  The following table provides selected financial data about our company for the period ended March 31, 2011 and June 30, 2010, respectively.

Balance Sheets Data	March 31, 2011	June 30, 2010
Cash	$170	$178

Computer equipment, net	529	723
Prepaid patent application costs	6,997	6,997

Total assets	$7,696	$7,898
Total liabilities	$93,234	$78,908
Stockholders’ equity (deficit)	$(85,538)	$(71,010)

For the nine months ended March 31, 2011, our total operating expenses were $10,748 as compared to $32,390 for the nine month period ending March 31, 2010.  The total operating expenses were lower in the current interim period due mainly to a decrease in legal and accounting fees, as well as consulting fees.  We do not presently expect our expenses to increase in next twelve months.

Our cash in the bank at March 31, 2011 was $170.  Net cash used in operating activities during the nine months ended March 31, 2011 was $5,308, compared to net cash used in operating activities during the nine months ended March 31, 2010 of $48,733.  Our operating expenses have decreased between these time periods by $21,642 and until the company receives additional financing, these operating expenses will most likely stay the same as for the three months ended March 31, 2011.  Legal and accounting fees, as well as consulting fees, have decreased for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010, which has reduced operating expenses.  We do not presently expect our expenses to increase in next three months. The nine months ended March 31, 2011 included the following major expenses:

1.  Legal and Accounting - $7,550

2.  Consulting Fees - $0

3.  General and Administrative Fees - $3,004

4. Depreciation Expenses- $194

Net cash provided by financing activities since inception through March 31, 2011 was $258,900 from the sale of our common stock, proceeds from convertible notes payable, and accrued expenses from a related party.

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

Liquidity and Capital Resources

Since inception, we have financed our operations from private placements of equity securities and loans from shareholders.  We do not have any available lines of credit.  As of March 31, 2011, we had cash in the amount of $170.  We did not raise any capital during the quarter ended March 31, 2011 from financing activities.  We will need to raise additional capital, take loans, or generate revenue by the end of March or curtail our operations.

We raised a total of $100,000 pursuant to Rule 504 of Regulation D of the Securities Act of 1933 in December 2007.  In July and August 2008, we raised $12,000 and issued a convertible promissory note in that amount and 12,000 three year warrants exercisable at $1 per share to three investors as part of a $50,000 bridge loan.  One investor was repaid $3,000 plus $240 in interest after the year bridge loan was due.  On July 25, 2009, pursuant to the Bridge Loan Agreement entered into by Triax Capital Management and Hydrodynex, Inc., dated July 24, 2008, Triax Capital Management exercised the conversion rights of the promissory note at the agreed rate of $0.25 per share. The original loan to the Company was in the amount of $4,000, and the 365 days of interest at 8% per annum of $320, equates to a conversion value of 17,280 shares.  On August 23, 2009, pursuant to the Bridge Loan Agreement entered into by Kyle Drexel and Hydrodynex, Inc., dated August 22, 2008, Mr. Drexel exercised the conversion rights of the promissory note at the agreed rate of $0.25 per share. The original loan to the Company was in the amount of $5,000, and the 365 days of interest at 8% per annum of $400, equates to a conversion value of 21,600 shares.  On September 26, 2009, we entered into a definitive agreement relating to the private placement of $7,500 of our securities through the sale of 30,000 shares of its common stock at $0.25 per share to a single, accredited investor.  In November 2009, we raised $35,000 and issued 140,000 shares of common stock at $.25 per common share to a single, accredited investor.

Our Vice President and Chief Operating Officer advanced $5,300 to our company for working capital purposes during the interim period ended December 31, 2010.  Such amount is unsecured, non-interest bearing, and matures on June 30, 2011.

We do not have sufficient capital resources to carry on operations past May 2011.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond May 2011, but we plan to raise additional capital in a private stock offering to secure funds needed to finance our plan of operation for at least the next twelve months, or enter into loans from existing shareholders to support operations.  We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  However, these are forward-looking statements, and there may be changes that could consume available resources before such time. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, technology verification costs, among others.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. All significant accounting policies have been disclosed in Note 2 to the financial statements included in this Form 10-Q.  Our critical accounting policies are:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2010.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of March 31, 2011.  The material weaknesses we identified in our annual report on Form 10-K for our fiscal year ending June 30, 2010 have not been remedied due to our lack of sufficient capital resources.

Changes in Internal Control Over Financial Reporting

As of March 31, 2011, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Hydrodynex, Inc.

May 23, 2011	By:	/s/ Ronald Kunisaki
Ronald Kunisaki President and Chief Executive Officer (Principal Executive Officer)

May 23, 2011	By:	/s/ Richard Kunisaki
Richard Kunisaki Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)