Form 10-K
period 2011-06-30
Hydrodynex, Inc.
filed 2011-10-13
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2011.
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 000-53506

Hydrodynex, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-4903071 (I.R.S. employer identification number)
2009 E. 30th Ave.; Spokane, WA 99203 (Address of principal executive offices and zip code) (702) 722-9496 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

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

YES [X]  NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

YES [X]  NO [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2011 is $60,944 based on the conversion price of shares issued for debt on September 30, 2011 of $0.05 per share.  Shares of Common Stock held by each officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.  The shares of our company are currently listed on the NASDAQ OTC Bulletin Board exchange, symbol “HDYX”.

Number of shares outstanding of the issuer’s common stock as of October 13, 2011: 2,299,880 shares

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

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. There are many factors that could cause actual results to differ materially from the forward looking statements. For a detailed explanation of such risks, please see the section entitled “Risk Factors” of this Report on Form 10-K. Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

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

A.   Hydrodynex, Inc. – Introduction and Business Strategy

Hydrodynex, Inc., a Nevada Corporation, was founded on May 12, 2006, for the purpose of acquiring an exclusive North American license for the marketing and distribution rights of an anodic oxidation water disinfection product commonly referred to as the AO-System® technology. The primary objective of our company is to commercialize this technology in North America initially through direct sales in order to gain a substantial market penetration.  Hydrodynex has developed a strategic business plan to introduce and market the AO-Systems® in North America.  Hydrodynex believes that due to the innovative technology, the AO-Systems® has the potential to be very competitive in the commercial water disinfection and treatment market.

As a result of the research and development work beginning in 1985 and conducted by Hydrosystemtechnik GmbH, from whom we were granted an exclusive license for the anodic oxidation water disinfection product, substantial technological discoveries were made and a mechanized water disinfection unit was developed and improved which is collectively referred to as the AO-System®.  Hydrosystemtechnik GmbH has developed and commercialized this innovative water purification and disinfection system and has been selling these units in the European market for the last 17 years.  In 2002, advancements to include warm water systems were developed by Hydrosystemtechnik GmbH.  Two U.S. patents have been granted to Hydrosystemtechnik GmbH covering the apparatus design of a water sterilization unit that uses the principals of anodic oxidation without adding chlorine compounds.  Hydrosystemtechnik GmbH had, as of the end of 2009, sold and installed over 160 AO-Systems® units of 11 different models for projects in Europe and approximately 15 other countries worldwide.

The U.S. EPA and NSF International have partnered to form an Environmental Technology Verification (ETV) Protocol that most states require.  No AO-System® has yet been sold or is installed in the U.S., Canada or Mexico, and no system can be sold in the U.S. without approval of the U.S. Environmental Protection Agency (EPA), based on testing that is done by an approved entity such as NSF International.  In developing a testing strategy and timeline with NSF International (NSF), the co-developer with the EPA of the required ETV Protocol needed for sales approval, we have estimated that a month would be required to develop the protocol, that about six months would be needed for the ETV testing, and an additional two months would be needed for the report formulation.  The following chart details the basic certification process.  Once the application is submitted by our company, our test reactor is delivered to the NSF testing facility in Ann Arbor, Michigan, and payments are made to NSF to begin testing, the process detailed in the chart below will be carried out by NSF.  At the end of the process, if successfully completed, the EPA and NSF both sign the final report which will be written by NSF.

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

B.   Hydrodynex’ Exclusive Technology License Agreement

We entered into a Marketing, Distribution and License Agreement with Hydrosystemtechnik GmbH September 3, 2007.  On August 30, 2008, we entered into an Amended Marketing, Distribution and License Agreement, or amended license agreement, with Hydrosystemtechnik, which has the same effective date as the original license agreement, September 3, 2007, and supersedes the original license agreement.  Under the amended license agreement, we were granted the right to sell water disinfection systems based on the AO-System® technology in all markets (except the dental market) in Canada, the United States, and Mexico on an exclusive basis for a period of three years after the effective date of the license agreement.  The license was to remain exclusive subject to Hydrodynex (a) leasing or purchasing an AO-System® prior to November 30, 2009, as extended by the licensor, and (b) obtaining, by March 3, 2010, verification and certification of the AO-System® technology by the U.S. EPA necessary for commercialization and selling water disinfection systems in whole or in part within the United States, and could be changed to a non-exclusive license at the choosing of the licensor if those items were not satisfied.  Those items were not satisfied, but the licensor has not as of this time reduced the exclusive license to a non-exclusive status.    Specifically, to maintain the exclusivity of the license we were required achieve  minimum annual sales volume of 100.000 EUR in each business year subsequent to the third anniversary year after the effective date (Sept. 3, 2007), which we did not reach.  In addition, in order to maintain the exclusivity of the license, we were obligated to (a) make application to six states in the Western U.S. for certification of the AO-System® technology within 90 days after receiving the NSF and EPA verification, (b) sell, deliver and install at least one AO-System® in the U.S. in the two year exclusivity period following technology verification, and (c) we are required to demonstrate financial responsibility in the form of a bank credit line or equity funding of not less than $500,000 to accomplish the objectives necessary to retain the exclusivity of the license.  None of these criteria has been met and will not be met due to the time that is needed for NSF and EPA verification and the lack of capital currently available to the company.  We plan to re-negotiate the license agreement with Hydrosystemtechnik to get the exclusive rights extended, but that is a forward looking statement and is not likely unless sufficient capital funding can be brought into Hydrodynex and reasonable terms can be reached with the licensor.

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

We were also required, beginning year three after the effective date, or September 3, 2009, to meet certain minimum annual sales targets, based on net purchase value, for sales of AO-System® products in the North American territory, which increase from €30,000 in year three to €500,000 in year six and thereafter, in order to maintain the exclusivity of the license.  We have failed to meet the minimum annual sales targets at in each year and the licensor, Hydrosystemtechnik GmbH, has the option to revert the license agreement to a non-exclusive marketing agreement.  We have paid a non-refundable license fee in the amount of €10,000, and we were previously obligated to make a second non-refundable license fee in the amount of €20,000 on June 1, 2008.  Under the terms of the amended license agreement, Hydrosystemtechnik agreed in writing to an extension of the due date for the second license payment from June 1, 2008 to January 31, 2009, and the second license payment was paid in full by that deadline.  A third license fee in the amount of €20,000 will be due upon certification and approval of the AO-Systems® by the US Environmental Protection Agency for commercial sales in the United States.  We were also required to attain and maintain minimum annual sales volume of €500,000 in order to have the right to manufacture water disinfection systems based on the AO-System® technology and sell them in the licensed territory.  If after September 3, 2011 we do not maintain minimum annual sales volume of €500,000 in any two consecutive years, the right to manufacture will expire automatically in the subsequent year.  We are obligated to pay a royalty on the products actually assembled or manufactured and sold to third parties in the amount of 10% of the net selling price on all AO-Systems®.  We are not obligated to pay a royalty on finished AO-Systems® purchased from Hydrosystemtechnik and resold.  We are also obligated to pay fifty percent of the direct costs related to preparing and prosecution of patents and patent applications in the U.S., Canada or Mexico, including legal fees, filing fees maintenance fees and transaction costs, so long as the license agreement remains in effect.

The license agreement terminates after ten years, with an option by us to extend the license for an additional ten years on an exclusive basis, as long as the required minimum annual sales volume is maintained.  The licensor, Hydrosystemtechnik GmbH, has the right to terminate the license agreement, after a notice and cure period, if we are in default of any obligation in the agreement, are adjudged bankrupt, become insolvent or similar events, or if we do not maintain a minimum annual sales volume of €30,000 in the third year and €100,000 in each business year subsequent to the third year after the effective date (which means meeting the €100,000 minimum annual sales volume for each year beginning September 3, 2010) which sales volume has not been reached for the third year and the agreement can be terminated at any time.

If we can obtain EPA approval for our AO-System and successfully re-negotiate our license agreement, we plan to market, sell, install, and maintain specialized AO-Systems® on a retail basis pursuant to the license.  Stationary-type systems will be sold and installed in facilities such as hospitals, hotels, water cooling towers, swimming pools, etc.  Transportable AO-Systems® and packaging units will be marketed to the U.S. military and other associations involved in the use of portable water treatment systems for emergency and non-emergency markets.  Hydrodynex will purchase components on a wholesale basis from Hydrosystemtechnik to make, use, and sell specific water disinfection systems on a custom basis for it customers.  Hydrodynex has the option to engage in future manufacturing of the AO-Systems® when it is deemed necessary and financially justifiable.

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

Our company is structured expressly as a marketing entity and therefore we do not currently engage in the design, development or manufacturing of products.  In phase one of our multiphase marketing plan, subject to receipt of approval from the EPA, of which there is no assurance, we intend to market and sell the AO-System®, a device that disinfects potable water systems and industrial water systems, under an OEM arrangement with our Licensor Hydrosystemtechnik, GmbH.  To date, we have no revenues from operations.  Our expenses consist of marketing and management activities and personnel costs.  We intend to accomplish the following:

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

STRATEGY

We need to raise a minimum of $400,000 to implement and complete the first phase of our business plan, as well as to renegotiate the terms of our license agreement, if possible, to allow us to continue our business plan.  There will be an addition requirement of $2,000,000 to complete the second phase of our business plan.  There is no assurance that we will be successful in renegotiating our license agreement to circumvent the risk of losing our exclusive or non-exclusive agreement  and there is no assurance of raising these funds and in the event were are successful, there is no assurance that the terms and conditions of these funds will be in the best interest of our company or our shareholders.  We do not have any arrangements for financing and we may not be able to find such financing if required.  We will need to obtain additional financing to operate our business for the next twelve months, and if we do not, our business will fail.  We will raise the capital necessary to fund our business through a private offering of our common stock or units consisting of common stock and stock purchase warrants.  Obtaining additional financing would be subject to a number of factors, including investor acceptance of our business strategy, its technology and investor sentiment.  These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

Phase 1: Renegotiation of our License Agreement, Finalization of the Strategic Marketing Plan, initial start-up capital realization through a second private stock offering, undertaking independent testing, securing EPA and State certification, and hiring/training sales and technical personnel.

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

Initially, Hydrodynex does not plan to produce any products or components; instead it will act as an exclusive master distributor of AO-Systems® in Canada, the United States, and Mexico.  When the volume of sales warrants the setup of an assembly and manufacturing facility in North America, we plan to  enter Phase II of our business plan and take on the responsibility of assembling and manufacturing the units by Hydrodynex or outsource the manufacturing to a reliable subcontractor here in the U.S. or another foreign country.

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

In the last few years, several companies have introduced a Copper/Silver Ionization process which was installed for testing in at least 16 hospitals in five states.  This shows that there is indeed a viable market for more efficient disinfection systems.  It should be noted that while that system is simpler than conventional systems, it has numerous deficiencies when compared to the AO-System®, such as heavy maintenance and monitoring requirements, as well as inferior disinfection efficacy as revealed in discussions between our company representatives and a water system specialist at UCLA Medical Center, which currently uses Copper/Silver Ionization onsite.  Chlorine Dioxide is the other major competitor to our technology, but also has several deficiencies when compared with advanced Anodic Oxidation.  Examples would be such things as harmful carcinogenic byproducts, large amounts of dangerous chemical dosing and inefficient Legionella eradication.  Research papers like the following show these chlorine dioxide inadequacies; “Point-of-care controls for nosocomial legionellosis combined with chlorine dioxide potable water decontamination: a two-year survey at a Welsh teaching hospital.” Journal of Hospital Infection, 2005 61(2): p. 100-106,

Electrolytic chlorinators have been seen entering the market recently, but the statistical effects of it on Legionella and Protozoa have not shown perfect results.  Very recently, two more competing companies have marketed “photo-oxidation” and “Reticulated Electro-Catalytic Oxidation Reduction”, but information on these systems is limited and the validity of these systems is yet to be seen.

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

I.   Employees

The President and Chief Executive Officer of Hydrodynex, Ronald Kunisaki sold his manufacturing company, Innovative Hockey, Inc.,  three and a half years ago and completed his two-year work contract with the company on December 31, 2008.  Mr. Kunisaki currently does not have other outside employment and dedicates approximately ten hours per week to our company with no monetary compensation and no employment or other compensation arrangement with our company.  Our Chief Financial Officer, and Treasurer, Richard Kunisaki, is currently a full-time CPA and dedicates approximately five hours per week to our company, also without compensation and without any employment or other arrangement with our company.  Our Chief Operations Officer and Vice President, Jerod Edington, performs employee like services for our company on a part time basis.  Mr. Edington is a part-time business consultant and works approximately ten hours per week for the benefit of Hydrodynex.  Our Secretary, Derek Grant, works full time for Qumu, Inc. and dedicates approximately five hours per week to Hydrodynex with no monetary compensation.  Mr. Peter Schmid resigned as Director on February 8, 2010.  There were no disagreements between Mr. Schmid and our Board of Directors regarding any business practices or procedures.  All individuals besides Ronald Kunisaki have other employment and responsibilities outside of Hydrodynex.

J.  Governmental Regulation

No AO-System® has yet been sold or is installed in the U.S., Canada or Mexico, and no system can be sold in the U.S. without approval of the U.S. Environmental Protection Agency (EPA), based on testing that is done by NSF International.  The U.S. EPA and NSF International have partnered to form an Environmental Technology Verification (ETV) Protocol that most states require.  In developing a testing strategy and timeline with NSF International (NSF), the co-developer with the EPA of the required Environmental Technology Verification (ETV) Protocol needed for sales approval, we have estimated that a month would be required to develop the protocol, that about six months would be needed for the ETV testing, and an additional two months would be needed for the report formulation.

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

RISKS RELATED TO OUR COMPANY AND OUR INDUSTRY

We were unable to meet our milestone and minimum annual sales obligations under the Marketing, Distribution and License Agreement and we can lose the exclusivity of the license and the licensor could terminate the license agreement at any time.

Under our license agreement with our licensor Hydrosystemtechnik, we are required to meet a number of specific milestones by certain dates, which we have failed to achieve, and our license agreement can become non-exclusive, damaging our competitive situation, or the licensor could decide to terminate the agreement.  We have currently not met any of our milestone obligations.  In addition, we are required to meet certain minimum annual sales volumes based on net purchase value of sales for calendar years beginning in 2010.  We were unable to meet those minimum annual sales volumes and our license can become non-exclusive and in addition, our licensor could terminate the agreement at any time by written notice because there are already existing defaults concerning obligations in the agreement and there are no actions that can be taken by us to reasonably require a cure notice from our licensor and a 30 day cure period as outlined in our agreement.

We must raise additional capital to make the required product purchase under our license agreement to our licensor.

Under our original license agreement with our licensor Hydrosystemtechnik, the license would remain exclusive subject to Hydrodynex leasing or purchasing an AO-System® prior to November 30, 2009.  We have paid a 50% down payment, but we need to secure additional capital to cover the remaining 50% balance payment in the amount of €17,625 for the AO-System® test reactor unit that has been built for us by our licensor Hydrosystemtechnik.  The licensor has the option at any time to revert our exclusive license agreement to non-exclusive status or to terminate the agreement completely.

We were unable to obtain approval from the Environmental Protection Agency to commercially sell the anodic oxidation water treatment/disinfection systems in the United States by March 3, 2010, therefore our license can revert to a non-exclusive license and our licensor could terminate the license agreement at any time.

Under the terms of our license agreement with our licensor Hydrosystemtechnik we were required to gain approval from the Environmental Protection Agency by March 3, 2010, thirty months after the effective date of our license agreement.

The verification and certification process leading to such approval involves extensive testing and is an expensive process.  We will have to raise additional capital to pay for the independent verification and certification process leading to approval.  We have made contact with staff at NSF, gotten price quotes, and met with NSF representatives in person.  We are currently attempting to raise capital through the sale of equity to pay for the balance owed on the test reactor that we have ordered from our licensor so that we can begin the testing process with NSF.  We failed to meet the deadline for approval from the EPA for the AO System® water disinfection technology, and it is possible we will not be able to commercially sell it in the United States if our license becomes non-exclusive and our licensor terminates the amended license agreement which they can do by written notice at any time.

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

From our inception on May 12, 2006 to the accounting period ended on June 30, 2011, Hydrodynex has not generated any revenue.  Rather, Hydrodynex operates under a net loss, and has an accumulated deficit of $319,450 as of the period ended June 30, 2011.  Hydrodynex does not currently have any revenue producing operations.  Hydrodynex is not currently operating profitably, and it should be anticipated that it will operate at a loss at least until such time when the production stage is achieved, if production is, in fact, ever achieved.

If we are unable to obtain financing in the amounts and on terms and dates acceptable to us, we may not be able to expand or continue our operations and development and so may be forced to scale back or cease operations or discontinue our business. You could lose your entire investment.

We will need to obtain additional financing in order to complete our business plan.  We currently do not have any operations and we have no income.  We are an early stage company and we have not realized any revenues to date.  We do not have sufficient capital to enable us to commence, implement and complete our business plan and based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next twelve months.  We will require financing in order to get regulatory approval and initiate operations described in the section entitled, "Business of the Issuer.” We need to raise a minimum of $400,000 to implement and complete the first phase of our business plan.  There will be an addition requirement of $2,000,000 to complete the second phase of our business plan.  There is no assurance that we will be successful in raising these funds and in the event were are successful, there is no assurance that the terms and conditions of these funds will be in the best interest of our company or our shareholders.  We do not have any arrangements for financing and we may not be able to find such financing if required.  We will need to obtain additional financing to operate our business for the next twelve months, and if we do not, our business will fail.  We will raise the capital necessary to fund our business through a Prospectus and private offering of our common stock or units consisting of common stock and stock purchase warrants.  Obtaining additional financing would be subject to a number of factors, including investor acceptance of Company’s business strategy, its technology and investor sentiment.  These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

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

We have no operating history and have not proved we can operate successfully.  We face all of the risks inherent in a new business.  If we fail, investments in our common stock will become worthless.  From inception of May 12, 2006 to the audited period ended on June 30, 2011 and the audited period through June 30, 2010, we incurred a net loss of $319,450 and $292,620, respectively, and did not earn any revenue.  Hydrodynex does not currently have any revenue producing operations.

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

We expect that we will need to raise funds in October 2011 in order to meet our working capital requirements.  At present, we don't have the funds to continue operations past October 2011 based upon our present monthly use of funds.  We may not be able to obtain additional financing on terms favorable to us, if at all.  If adequate funds are not available to us, we may have to curtail or cease operations after October 2011, which would materially harm our business and financial results.  To the extent we raise additional funds through further issuances of equity or convertible debt or equity securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.  Furthermore, any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

We do not have the funds needed to continue operations past October 2011.

We need to raise a minimum of $400,000 to implement and complete the first phase of our business plan, as well as to renegotiate the terms of our license agreement, if possible, to allow us to continue our business plan.  Securing these funds or any funds to continue operations will be difficult and there is no guarantee that we can continue operations beyond October 2011.

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

The report of our independent auditors, on our audited financial statements as of and for the fiscal year ended June 30, 2011 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Our operations are dependent upon our ability to obtain financing and our ability to achieve future profitable operations from the development of our business model.  If we are not able to continue as a going concern, it is likely investors will lose their entire investment.

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

Our success will depend upon our ability to attract capable distributors and as well as in-house sales representatives to enter into arrangements with us to sell our products to end users.  If we do not continually augment and improve our marketing channels, we will not be able to sustain a sales level that will support our operations without the infusion of additional capital.

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

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

Our intellectual property rights are valuable and our inability to protect them or keep them could reduce the value of our products, services and brand.

We do not own any patents or intellectual property.  We have an exclusive license agreement with Hydrosystemtechnik GmbH, which initially grants us the right to market the AO-Systems® in North America and in the future, but this license can be reverted to non-exclusive or cancelled by the licensor at any time.  The patents issued in the U.S. were granted in 1995.  U.S. trademarks, trade secrets, copyrights and other intellectual property rights are owned by the licensor, which we have access to by virtue of the terms and conditions of the exclusive License Agreement.  This intellectual Property is currently outside of our direct control and could jeopardize our ability to implement our business plan.  In addition, the efforts made by Hydrosystemtechnik, GmbH, to protect the intellectual property rights may not be sufficient or effective.  Any significant impairment of the intellectual property rights could harm our business indirectly or our ability to compete.  Protecting the intellectual property rights is costly and time consuming, and the unauthorized use of the intellectual property could cause these costs to rise significantly and materially affect our operating results.  We are required to pay 50% of the direct costs related to preparing and prosecution of patents and patent applications, including legal fees, filing fees maintenance fees and transaction costs within the licensed territory, so long as our license agreement with Hydrosystemtechnik GmbH remains in effect.

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

ITEM 2.   Properties.

Our executive office is currently located at 2009 E. 30th Ave., Spokane, WA 99203. The 150 square foot office is provided by Jerod Edington, the Chief Operating Officer and Vice President of Hydrodynex at no cost to Hydrodynex.  We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises until such time as Hydrodynex raises additional capital.

ITEM 3.   Legal Proceedings.

We are not involved in any legal proceedings, and there are no material pending legal proceedings of which we are aware.

ITEM 4.   (Removed and Reserved)

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on the OTC Bulletin Board since March 26, 2009 but has never had a price quoted.  Since its listing on OTC Bulletin there has been no trading activity of any kind and consequently there are no historical share prices to report.

The transfer agent of Hydrodynex is Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

As of June 30, 2011, there were 47 holders of record of Hydrodynex’ common stock, of which 1,973,880 were issued and outstanding.

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

None.

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

A.   General.

Hydrodynex, Inc. was organized under the laws of the state of Nevada on May 12, 2006 and is doing business as a marketer of the AO-Systems® water treatment units.  We intend to sell and distribute the AO-System® products in North America under the terms of our License agreement with Hydrosystemtechnik GmbH.  Since commencement of operations in 2006, substantially all of our efforts to date have been devoted to and limited primarily to organization, initial capitalization, market research, producing marketing materials and a website, securing a marketing agreement, preparing a comprehensive business and operating plan, evaluating the regulatory requirements to sell water treatment systems in the U.S., Canada and Mexico, and undertaking a marketing feasibility study.  Extensive research has been done on competing technologies and the water contaminants that most adversely affect water systems at the present time.  Legionella protection is the strongest market opportunity identified by Hydrodynex to date.  We will make Legionella our primary target market because of its wide prevalence and the high percentage of death resulting from infection.

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

Our plan of operation for the next 12 months, if we are able to raise sufficient capital resources and re-negotiate our license agreement, will be the execution of our strategic business plan.  Hydrodynex intends to operate in two phases as follows:

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

Subject to raising additional capital, our projected monthly rate of expenditure is estimated at $3,000 for general and administrative costs.  We anticipate that supporting our operations and implementing Phase I of our business plan for the next 12 months will require a minimum capital raising of $400,000.  This includes approximately $30,000 for accounting, legal and auditing fees.  The balance of the funds would be utilized for independent testing, purchase of equipment for testing, marketing materials, advertising, insurance, employee training, travel, office lease, licenses, shipping and import costs, employee salary, and other budgeted costs.

Hydrodynex’ Exclusive Technology License Agreement

We entered into a Marketing, Distribution and License Agreement with Hydrosystemtechnik GmbH September 3, 2007.  On August 30, 2008, we entered into an Amended Marketing, Distribution and License Agreement, or amended license agreement, with Hydrosystemtechnik, which has the same effective date as the original license agreement, September 3, 2007, and supersedes the original license agreement.  Under the amended license agreement, we were granted the right to sell water disinfection systems based on the AO-System® technology in all markets (except the dental market) in Canada, the United States, and Mexico on an exclusive basis for a period of three years after the effective date of the license agreement.  The license was to remain exclusive subject to Hydrodynex (a) leasing or purchasing an AO-System® prior to November 30, 2009, as extended by the licensor, and (b) obtaining, by March 3, 2010, verification and certification of the AO-System® technology by the U.S. EPA necessary for commercialization and selling water disinfection systems in whole or in part within the United States, and could be changed to a non-exclusive license at the choosing of the licensor if those items were not satisfied.  Those items were not satisfied, but the licensor has not as of this time reduced the exclusive license to a non-exclusive status.  Until September 3, 2011, the licensor had to keep Hydrodynex’ non-exclusive license status but could cancel the license at any point beyond that if the terms of the license agreement are not met, which they have not been.  Specifically, if we did not perform a minimum annual sales volume of 100.000 EUR in each business year subsequent to the third anniversary year after the effective date (Sept. 3, 2007), which we did not reach.  In addition, in order to maintain the exclusivity of the license, we were obligated to (a) make application to six states in the Western U.S. for certification of the AO-System® technology within 90 days after receiving the NSF and EPA verification, (b) sell, deliver and install at least one AO-System® in the U.S. in the two year exclusivity period following technology verification, and (c) we are required to demonstrate financial responsibility in the form of a bank credit line or equity funding of not less than $500,000 to accomplish the objectives necessary to retain the exclusivity of the license.  None of these criteria has been met and will not be met due to the time that is needed for NSF and EPA verification and the lack of capital currently available to the company.  We plan to re-negotiate the license agreement with Hydrosystemtechnik to get the exclusive rights extended, but that is a forward looking statement and is not likely unless certain funding can be brought into Hydrodynex and reasonable terms can be reached with the licensor.

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

We were also required, beginning year three after the effective date, or September 3, 2009, to meet certain minimum annual sales targets, based on net purchase value, for sales of AO-System® products in the North American territory, which increase from €30,000 in year three to €500,000 in year six and thereafter, in order to maintain the exclusivity of the license.  We have failed to meet the minimum annual sales targets at in each year and the licensor, Hydrosystemtechnik GmbH, has the option to revert the license agreement to a non-exclusive marketing agreement.  We have paid a non-refundable license fee in the amount of €10,000, and we were previously obligated to make a second non-refundable license fee in the amount of €20,000 on June 1, 2008.  Under the terms of the amended license agreement, Hydrosystemtechnik agreed in writing to an extension of the due date for the second license payment from June 1, 2008 to January 31, 2009, and the second license payment was paid in full by that deadline.  A third license fee in the amount of €20,000 will be due upon certification and approval of the AO-Systems® by the US Environmental Protection Agency for commercial sales in the United States.  We were also required to attain and maintain minimum annual sales volume of €500,000 in order to have the right to manufacture water disinfection systems based on the AO-System® technology and sell them in the licensed territory.  If after September 3, 2011 we do not maintain minimum annual sales volume of €500,000 in any two consecutive years, the right to manufacture will expire automatically in the subsequent year.  We are obligated to pay a royalty on the products actually assembled or manufactured and sold to third parties in the amount of 10% of the net selling price on all AO-Systems®.  We are not obligated to pay a royalty on finished AO-Systems® purchased from Hydrosystemtechnik and resold.  We are also obligated to pay fifty percent of the direct costs related to preparing and prosecution of patents and patent applications in the U.S., Canada or Mexico, including legal fees, filing fees maintenance fees and transaction costs, so long as the license agreement remains in effect.

The license agreement terminates after ten years, with an option by us to extend the license for an additional ten years on an exclusive basis, as long as the required minimum annual sales volume is maintained.  The licensor, Hydrosystemtechnik GmbH, has the right to terminate the license agreement, after a notice and cure period, if we are in default of any obligation in the agreement, are adjudged bankrupt, become insolvent or similar events, or if we do not maintain a minimum annual sales volume of €30,000 in the third year and €100,000 in each business year subsequent to the third year after the effective date (which means meeting the €100,000 minimum annual sales volume for each year beginning September 3, 2010) which sales volume has not been reached for the third year and the agreement can be terminated at any time.

Product Research and Development Plans

We do not plan to engage in any research and development at this time.  The product has been developed by our licensor, Hydrosystemtechnik, GmbH and is ready for sale to the consumer.

Results of Operations

Since Hydrodynex was formed on May 12, 2006, it has not earned any revenues and has incurred a net loss since its inception of $319,453 through June 30, 2011.  The following table provides selected financial data about our company for the period ended June 30, 2011 and June 30, 2010, respectively.

Balance Sheets Data	June 30, 2011	June 30, 2010
Cash	$598	$178

Computer equipment, net	465	723
Prepaid patent application costs	0	6,997

Total assets	$1,063	$7,898
Total liabilities	$98,903	$78,908
Stockholders’ equity (deficit)	$(97,840)	$(71,010)

For the year ended June 30, 2011, our total operating expenses were $22,466 as compared to $36,604 for the year ended June 30, 2010.  Our operating expenses have decreased between these time periods by $14,138 and until the company receives additional financing, we do not presently expect our expenses to increase in next twelve months, but rather decrease because the patent application cost was expensed for the fiscal year ended June 30, 2011 and will not be an expense in future periods.  The total operating expenses were lower in the most recent year ended due mainly to a decrease in legal, accounting, and consulting fees.  The year ended June 30, 2011 included the following major expenses:

1.  Legal and Accounting - $11,150

2.  Consulting Fees - $0

3.  General and Administrative Fees - $4,061

4.  Depreciation Expenses- $258

5.  Patent Application Cost- $6,997

Our cash in the bank at June 30, 2011 was $598.  Net cash used in operating activities during the year ended June 30, 2011 was $8,155, compared to net cash used in operating activities during the year ended June 30, 2010 of $48,897, a difference of $40,742.

Net cash provided by financing activities since inception through June 30, 2011 was $262,175 from the sale of our common stock and warrants, advances from officers, proceeds from convertible notes payable, and accrued expenses from a related party.  Net cash provided by financing activities for the fiscal year ended June 30, 2011 was $8,575 from officer advances compared to $49,000 for the fiscal year ended June 30, 2010, from the sale of our common stock and warrants, advances from officers, and accrued expenses from a related party.  A difference of $40,425.

In its report on our June 30, 2011 audited financial statements, our auditors express an opinion that there is substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have been in the developmental stage and have had no revenues since inception. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.  There can be no assurances to that effect.

Liquidity and Capital Resources

Since inception, we have financed our operations from private placements of equity securities and loans from shareholders.  We do not have any available lines of credit.  As of June 30, 2011, we had cash in the amount of $598.  We raised only $8,575 in capital during the year ended June 30, 2011 from financing activities in the form of unsecured and non-interest bearing loans from an officer of the company.  We will need to raise additional capital, take loans, or generate revenue in October 2011 or curtail or cease our basic operations.  We need to raise a minimum of $400,000 to implement and complete the first phase of our business plan, as well as to renegotiate the terms of our license agreement, if possible, to allow us to continue our business plan.

 Our Vice President and Chief Operating Officer advanced $8,575 to our company for working capital purposes during the year ended June 30, 2011.  Such amount is unsecured, non-interest bearing, and matures on December 31, 2011.  He also advanced $2,000 to our company for working capital purposes on October 11, 2011.  Such amount is unsecured, non-interest bearing, and matures on March 31, 2012.

On September 30, 2011, we converted $8,385 in account payables owed to a services provider and $37,600 in accrued consulting fees owed to an officer and director of the company into 919,700 three-year warrants, where one warrant entitles to purchase one share of our restricted common stock at an exercise price of $0.01 per share.

On September 30, 2011, we converted $16,300 in advances from a Director, Chief Operating Officer, and Vice President, into restricted common shares at $0.05 per share.  A total of 326,000 shares were issued in this transaction.

We do not have sufficient capital resources to carry on operations past October 2011.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond October 2011, but we plan to raise additional capital in a private stock offering to secure funds needed to finance our plan of operation for at least the next twelve months, or enter into loans from existing shareholders to support operations.  We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  However, these are forward-looking statements, and there may be changes that could consume available resources before such time. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, technology verification costs, among others.

If we cannot generate sufficient financing or revenues to continue operations, we will have to suspend or cease operations.  By virtue of our inability to secure financing or generate revenues over the preceding year, we will begin to seek out other sources of cash, including new investors, joint venture and strategic partners or loans from our officers or directors.

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

ITEM 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hydrodynex, Inc.

(A development stage company)

Burbank, California

We have audited the accompanying balance sheets of Hydrodynex, Inc. (a development stage company) (the “Company”) as of June 30, 2011 and 2010 and the related statements of operations, stockholder’s equity (deficit) and cash flows for the fiscal years then ended and for the period from May 12, 2006 (Inception) through June 30, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2011 and 2010 and the results of its operations and its cash flows for the fiscal years then ended and for the period from May 12, 2006 (Inception) through June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at June 30, 2011 and had a net loss and cash used in operating activities for the fiscal year then ended, with no revenues earned during the period.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

October 13, 2011

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2011	June 30, 2010
Assets
Current Assets
Cash	$598	$178

Total Current Assets	598	178

Office Equipment
Office equipment	1,288	1,288
Less: Accumulated depreciation	(823)	(565)

Office Equipment, net	465	723

Other Assets
Prepaid patent application costs	-	6,997

Total Other Assets	-	6,997

Total Assets	$1,063	$7,898

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$17,648	$9,692
Accrued expenses	4,300	5,200
Accrued expenses - officer	37,600	37,600
Advances from officer	10,575	2,000

Total Current Liabilities	70,123	54,492

License Fees Payable	28,780	24,416

Total Liabilities	98,903	78,908

Stockholders' Deficit
Preferred stock, $.001 par value, 5,000,000 shares authorized:
none issued or outstanding	-	-
Common stock, $.001 par value, 75,000,000 shares authorized,
1,973,880 shares issued and outstanding	1,974	1,974
Additional paid-in capital	219,636	219,636
Deficit accumulated during the development stage	(319,450)	(292,620)

Total Stockholders' Deficit	(97,840)	(71,010)

Total Liabilities and Stockholders' Deficit	$1,063	$7,898

See accompanying notes to the financial statements

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period from
	For the Fiscal Year	For the Fiscal Year	May 12, 2006
	Ended	Ended	(inception) through
	June 30, 2011	June 30, 2010	June 30, 2011

OPERATING EXPENSES
Advertising and promotion	$-	$-	$5,429
Consulting fees - officer	-	7,500	61,000
Depreciation	258	258	823
Board of directors fees	-	-	2,750
General and administrative	4,061	5,794	25,450
Patent application cost	6,997	-	6,997
Travel	-	70	10,996
Legal and accounting	11,150	22,982	113,742

Total Operating Expenses	22,466	36,604	227,187

LOSS FROM OPERATIONS	(22,466)	(36,604)	(227,187)

OTHER (INCOME) EXPENSES
Foreign currency transactions (gain) loss	4,364	(3,680)	1,983
Forgiveness of debt	-	(8,621)	(8,621)
Loss of advance on purchases	-	26,991	26,991
Impairment of deferred license fees	-	68,175	68,175
Interest expense	-	402	3,735

Total Other (Income) Expenses	4,364	83,267	92,263

LOSS BEFORE INCOME TAXES	(26,830)	(119,871)	(319,450)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(26,830)	$(119,871)	$(319,450)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.01)	$(0.06)

Weighted Average Common Shares Outstanding -
basic and diluted	1,973,880	1,911,473

See accompanying notes to the financial statements

Hydrodynex, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from May 12, 2006 (Inception) through June 30, 2011

	Common Stock, $0.001 Par Value		Additional	Deficit accumulated	Total
	Number of		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Deficit

Balance, June 30, 2009	1,765,000	1,765	167,625	(172,749)	(3,359)

Common stock issued for conversion of notes
payable at $0.25 per share	38,880	39	9,681		9,720

Common stock issued in connection with sale
of security units for cash at $0.25 per unit.	30,000	30	7,470		7,500

Shares issued for cash at $0.25 per share.	140,000	140	34,860		35,000

Net loss				(119,871)	(119,871)

Balance, June 30, 2010	1,973,880	1,974	219,636	(292,620)	(71,010)

Net loss				(26,830)	(26,830)

Balance, June 30, 2011	1,973,880	$1,974	$219,636	$(319,450)	$(97,840)

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows
			For the Period from
	For the Fiscal Year	For the Fiscal Year	May 12, 2006
	Ended	Ended	(inception) through
	June 30, 2011	June 30, 2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,830)	$(119,871)	$(319,450)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	258	258	823
Write-off of prepaid patent application cost	6,997	-	6,997
Loss of advance on purchases	-	26,991	26,991
Impairment of deferred license fees	-	68,175	68,175
Stock options issued for services	-	-	4,250
Amortization of discount on convertible notes payable	-	312	2,640
Changes in operating assets and liabilities:
Advances on purchases	-	-	(26,991)
Accounts payable and accrued expenses	7,056	(20,932)	21,948
Interest payable	-	(150)	720
License fees payable	4,364	(3,680)	28,780
NET CASH USED IN OPERATING ACTIVITIES	(8,155)	(48,897)	(185,117)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	-	-	(1,288)
Prepaid patent applications costs	-	-	(6,997)
Deferred license fees	-	-	(68,175)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(76,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Accrued expenses - officer	-	7,500	37,600
Advances from officer	8,575	3,440	15,861
Repayment of advances from officer	-	(1,440)	(5,286)
Proceeds from convertible notes payable	-	-	12,000
Repayment of convertible notes payable	-	(3,000)	(3,000)
Proceeds from sale of common stock and warrants	-	42,500	205,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,575	49,000	262,175

NET CHANGE IN CASH	420	103	598
Cash, Beginning of Period	178	75	-
Cash, End of Period	$598	$178	$598

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$402	$3,680
Income tax paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Warrants issued in connection with issuance of convertible debt	$-	$-	$2,640
Common shares issued for conversion of convertible notes payable	$-	$9,000	$9,000
Common shares issued for conversion of interest payable	$-	$720	$720

See accompanying notes to the financial statements

Hydrodynex, Inc.

(A Development Stage Company)

June 30, 2011 and 2010

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

The Company’s significant estimates include the fair value of financial instruments; the carrying value, recoverability and impairment of long-lived assets, including the values assigned to and the estimated useful lives of office equipment, income tax rate and related income tax provision.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

Carrying value, recoverability and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include office equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, is included in operating expenses in the accompanying consolidated statements of income and comprehensive income (loss).

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

The Company determined that since it is currently unable to finance the patent application process and secure EPA approval of the AO-System in order to begin selling in the United States within the time period specified in the agreement, the Company expensed the entire balance of $6,997 of the prepaid patent application costs on June 30, 2011.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved b.  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. aounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

Stock-based compensation for obtaining employee services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification.  Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

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

The following table shows number of potentially outstanding dilutive shares excluded from the diluted net income (loss) per share calculation for the fiscal year ended June 30, 2011 and 2010 as they were anti-dilutive:

	Number of potentially outstanding dilutive shares
	For the Fiscal Year Ended June 30, 2011	For the Fiscal Year Ended June 30, 2010
Stock options issued on June 30, 2008 under the 2006 Plan at $0.25 per share expiring on June 30, 2013, five (5) years from the date of issuance, vested upon issuance	70,000	70,000

Warrants issued in connection with the issuance of convertible notes payable issued between July 24, 2008 and August 23, 2008 with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance	12,000	12,000

Warrants issued in connection with the sale of 15,000 shares of its common stock on November 25, 2008 with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance	15,000	15,000

Total potentially outstanding dilutive shares	97,000	97,000

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

Recently issued accounting pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•

An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•

In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•

Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “ Comprehensive Income (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $319,450 at June 30, 2011 and had a net loss of $26,830 and net cash used in operating activities of $8,155 for the fiscal year then ended, respectively, with no revenues earned since inception.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – OFFICE EQUIPMENT

Office equipment, stated at cost, less accumulated depreciation at June 30, 2011 and June 30, 2010 consisted of the following:

	Estimated Useful Life (Years)	June 30, 2011	June 30, 2010
Office equipment	5	$1,288	$1,288

		1,288	1,288
Less accumulated depreciation		(823)	(565)
		$465	$723

Depreciation expense for the fiscal years ended June 30, 2011 and 2010 was $258 each.

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

NOTE 6 – STOCKHOLDERS’ DEFICIT

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

For the year ended June 30, 2011, the Company did not grant any stock options nor record any stock-based compensation.

The table below summarizes the Company’s stock option activity through June 30, 2011:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value At Date of Grant	Aggregate Intrinsic Value

Balance, June 30, 2007	-	$-	$-	-	$-

Granted	85,000	0.25	0.25	4,250	-
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2008	85,000	0.25	0.25	4,250	-

Granted	-	-	-		-
Canceled	(15,000)	0.25	0.25	-	-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2009	70,000	$0.25	$0.25	4,250	$-

Granted	-	-	-		-
Canceled	-	-	-	-	-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2010	70,000	$0.25	$0.25	4,250	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	$-	$-	-	$-
Balance, June 30, 2011	70,000	0.25	0.25	4250	-

Vested and exercisable, June 30, 2011	70,000	$0.25	$0.25	4,250	$-

Unvested, June 30, 2011	-	$-	$-	-	$-

The following table summarizes information concerning outstanding and exercisable stock options as of June 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25	70,000	2.0	$0.25	70,000	2.0	$0.25

$0.25	70,000	2.0	$0.25	70,000	2.0	$0.25

As of June 30, 2011, there were 930,000 shares of stock options remaining available for issuance under the 2006 Plan.

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

The table below summarizes the Company’s warrants activity though June 30, 2011:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, June 30, 2008	-	$-	$-	$-	$-

Granted	27,000	1.00	1.00	5,940	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2009	27,000	$1.00	$1.00	$5,940	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2010	27,000	$1.00	$1.00	$5,940	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-		-
Expired	-	$-	$-	$-		$-
Balance, June 30, 2011	27,000	1.00	1.00	5940	-

Earned and exercisable, June 30, 2011	27,000	$1.00	$1.00	$5,940	$-

Unvested, June 30, 2011	-	$1.00	$1.00	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.00	27,000	0.27	$1.00	27,000	0.27	$1.00

$1.00	27,000	0.27	$1.00	27,000	0.27	$1.00

NOTE 7 – RELATED PARTY TRANSACTIONS

Advances from officer

Advances from officer at June 30, 2011 and 2010 consisted of the following:

	June 30, 2011	June 31, 2010

Advances from vice president, chief operating officer and stockholder	$10,575	$2,000

	$10,575	$2,000

The advances are unsecured, bear no interest and are due December 31, 2011.

Free office space from its stockholder and Chief Operating Officer

The Company has been provided office space by its stockholder and Chief Operating Officer at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Consulting services from Vice President, Chief Operating Officer, Director and Stockholder

Consulting services provided by the Vice President, Chief Operating Officer, Director and Stockholder for the fiscal year ended June 30, 2011 and 2010 is as follows:

	June 30, 2011	June 31, 2010

Consulting services received and consulting fees booked	$0.00	$7,500	*

	$0.00	$7,500

* The Company stopped paying consulting service fees at the end of September 2009 and the accrued expenses - officer was $37,600 as of June 30, 2011 and 2010.

NOTE 8 – INCOME TAXES

Deferred tax assets

At June 30, 2011, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $319,450 that may be offset against future taxable income through 2031.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $108,613, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $108,613.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $9,122 and $40,757 for the fiscal year ended June 30, 2011 and 2010, respectively.

Components of deferred tax assets at June 30, 2011 and 2010 are as follows:

	June 30, 2011	June 30, 2010
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$108,613	99,491
Less valuation allowance	(108,613)	(99,491)
Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended June 30, 2011	For the Fiscal Year Ended June 30, 2010

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)
Effective income tax rate	0.0%	0.0%

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On September 30, 2011, According to Common Stock Purchase Warrant Agreements, the Company converted $8,385 in account payables owed to a services provider and $37,600 in accrued consulting fees owed to an officer and director of the company into 919,700 three-year warrants, where one warrant entitles to purchase one share of the Company’s restricted common stock at an exercise price of $0.01 per share.

On September 30, 2011, the Company converted $16,300 in advances from a Director, Chief Operating Officer, and Vice President of the Company, into the Company’s restricted common shares at $0.05 per share.  A total of 326,000 shares were issued in this transaction.

On September 30, 2011, an officer and director of the company, Jerod Edington, forgave a debt of $275 for no consideration.

On October 11, 2011, a Director, Chief Operating Officer and Vice President of the Company advanced the Company $2,000 to be reimbursed by March 31, 2012 with no interest due and was unsecured.

ITEM 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A  Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2011.  We identified a material weakness in our internal control over financial reporting as of June 30, 2011 because fundamental elements of an effective control environment were not present as of June 30, 2011, including independent oversight and review of financial reporting, the financial reporting processes and procedures, and internal control procedures by our board of directors as we have not established an audit committee and our full board has not been adequately performing those functions.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  There exists a nearly complete overlap between management and our board of directors, with four of our four directors being members of management.  Specifically, we do not currently have the ability to objectively monitor the processes and procedures of financial reporting as the individuals responsible for financial reporting also comprise all but one of the members of our board of directors.  Additionally, due to insufficient staffing and lack of full-time personnel, it has not been possible to ensure appropriate segregation of duties between incompatible functions and formalized monitoring procedures have not, to date, been established or implemented.  In the course of our assessment, we also identified that there were control deficiencies which were the result of our not maintaining a sufficient complement of personnel to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements.  Essentially, the material weaknesses we have identified in our assessment are the same as those identified in our assessment as of June 30, 2010.  Due to a lack of sufficient capital resources and our lack of independent outside directors, we have been unable to remedy the material weaknesses which existed last year.

Based on this assessment and the material weakness described above, management has concluded that internal control over financial reporting was not effective as of June 30, 2011.

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

Changes In Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended June 30, 2011, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B   Other Information

None.

PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance

A. Directors, Executive Officers, Promoters and Control Persons

Our current executive officers, directors and significant employees of Hydrodynex are as follows:

Name	Age	Position

Ronald Kunisaki	54	President, Chief Executive Officer, & Director since February 6, 2009.

Richard Kunisaki	53	Chief Financial Officer, Treasurer, & Director since February 6, 2009.

Jerod Edington	34

Vice President, Chief Operating Officer & Director since February 6, 2009.

President, Chief Executive Officer, & Director from January 10, 2008, through February 6, 2009.  President & Director from August 18, 2007, through January 10, 2008.

Vice President, Secretary, & Director from May 19, 2006, through August 18, 2007.

Derek Grant	32	Secretary, & Director since February 6, 2008 Secretary, Chief Financial Officer, Treasurer, & Director from November 24, 2008, through February 6, 2008.

Each director is elected to hold office for a one year term or until the next annual meeting of stockholders and until his successor is elected and qualified. The officers of Hydrodynex serve at the pleasure of Hydrodynex’ Board of Directors.

The following sets forth certain biographical information with respect to the directors and executive officers of Hydrodynex.

Ronald Kunisaki- Director, Chief Executive Officer, and President.  Mr. Kunisaki earned a B.A. in Economics from UCLA in 1979 and a Juris Doctor from George Washington University Law School in 1983.  He is currently an “inactive” member of the California Bar Association.  He was President and Founder of Kiyo International, an international consulting group specializing in licensing technologies between U.S. and Japanese companies, for nine years.  He then worked for three years as Vice President and Co-Founder of Innovative Sports Technologies, a specialty designer and marketer of graphite golf shafts.  For the nine years following that, Mr. Kunisaki was the President and Founder of Innovative Hockey, Inc., a designer, manufacturer and marketer of  graphite hockey sticks. With a manufacturing plant in Tijuana, Mexico (over 300 employees at its peak), and revenues in excess of $10 million.  For three years, he acted as the President of Warrior Sports Manufacturing.

Richard Kunisaki - Director, Chief Financial Officer, and Treasurer.  Mr. Kunisaki earned a B.S. in Accounting Theory and Practice at California State University of Northridge. He received his certificate as a Certified Public Accountant from the State of California in 1994.  Mr. Kunisaki has over 23 years of professional accounting and financial management experience as a Certified Public Accountant and as a Controller with a Innovative Hockey, Inc., and Warrior Sports Manufacturing.  Mr. Kunisaki is a member of the California Society of Certified Public Accountants.

Jerod Edington - Founder, Vice President, Chief Operating Officer, and Director.  Mr. Edington attended the University of Washington in Seattle, Washington.  He earned a B.S. in Zoology in 2000.  He did radiation cancer and tumor research at the University of Washington Medical center’s Radiation Oncology Dept. for two years while attending the University of Washington.  He has also been working in the TV/Film Production business for the past ten years as President of Naked Lumberjack Productions where he oversaw production of commercials, feature films, music videos, etc.  He is also a professional actor in the Screen Actors Guild and American Federation of TV and Radio Artists Unions.

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

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, no present director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent, or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment was not subsequently reversed, suspended or vacated; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

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

Code of Ethics

On August 15, 2008, we adopted a Code of Business Conduct and Ethics for Directors, Officers and Employees and a Code of Ethics for the Chief Executive Officer and Senior Financial Officers.  Both are exhibits to this Report on Form 10-K.  We will provide to any person, without charge, upon request, a copy of our Code of Business Conduct and Ethics for Directors, Officers and Employees and a Code of Ethics for the Chief Executive Officer and Senior Financial Officers.  Any person may make such a request by mailing such a request addressed to our Chief Operations Officer and Vice President, Jerod Edington, at the address of our executive offices at 2009 E. 30th Ave., Spokane, WA 99203.

Audit Committee and Audit Committee Financial Expert

We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors.  As we are a development stage company with minimal revenues from operations, few employees, and relatively simple financial statements, as of June 30, 2011 we had not constituted any board committees, including an audit committee.  On August 15, 2008, we adopted charters for an Audit Committee, a Compensation Committee, and a Corporate Governance and Directors Nominating Committee, but will not have these committees until we have the resources to do so.  We do not have an audit committee financial expert who is an outside director. As our business grows and our financial statements become more complicated, we intend to seek an outside director who can qualify as an audit committee financial expert.

ITEM 11.   Executive Compensation.

A.   Summary Compensation Table

The table below sets forth the aggregate annual and long-term compensation paid by us during our last two fiscal years ended June 30, 2011 and June 30, 2010 to our Chief Executive Officer, Ronald Kunisaki, who has served as our President and Chief Executive Officer from February 6, 2009 to the present (the “Named Executive Officer”). No executive officer’s salary and bonus exceeded $100,000 for the fiscal year 2011 or 2010.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-Qualified Deferred Compensation Earnings ($) (h)	All other Compensation ($) (i)	Total ($) (j)
Ronald Kunisaki Pres. & CEO, Dir.	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

B. Narrative Disclosure to Summary Compensation Table

Ronald Kunisaki has not entered into a formal written employment agreement with Hydrodynex and has not been compensated in any manner to date for his service as our President and CEO since his appointment in February 2009.

C. Outstanding Equity Awards at Fiscal Year End

Ronald Kunisaki has not been granted any Hydrodynex stock options.

D. Compensation of Directors

No compensation was paid to directors for their director services during the fiscal year ending June 30, 2011.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of October 13, 2011 certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  The percentage of shares beneficially owned is based on 2,299,880 shares of common stock outstanding as of October 13, 2011.  Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of October 13, 2011, are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.  Except as otherwise listed below, the address of each person is 2009 E. 30th Ave. Spokane, WA 99203.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Ronald Kunisaki, Pres., CEO, Dir. (1)	250,000 shares	10.9%
Jerod Edington, Vice Pres., COO, Dir. (2)	1,603,000 shares	52.1%
Derek Grant, Sec, Dir. (3)	5,000 shares	0.2%
Executive officers and directors as a group 3 persons (4)	1,858,000 shares	60.4%

(1)	Ronald Kunisaki, President, CEO, and director. The holdings of Ronald Kunisaki include 250,000 shares of common stock

(2)

Jerod Edington, Vice President, COO, and director.  The holdings of Mr. Edington include 826,000 shares of common stock, warrants to purchase 752,000 shares at $.01 per share that are exercisable currently or within 60 days of October 13, 2011, and options to purchase 25,000 shares at $0.25 per share that are exercisable currently or within 60 days of October 13, 2011.

(3)	Derek Grant, Secretary and director. The holdings of Mr. Grant include 5,000 shares of common stock.
(4)

The holdings of the executive officers and directors as a group include an aggregate of 755,000 shares of common stock, 752,000 shares at $.01 per share that are exercisable currently or within 60 days of October 13, 2011, and 25,000 option shares exercisable currently or within 60 days of October 13, 2011.

Equity Compensation Plan Information

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of June 30, 2011:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plan approved by security holders (1)	70,000	$0.25	930,000
Equity compensation plans not approved by security holders	0	$0
Total	70,000	$0	930,000

(1)

On May 19, 2006 the shareholders of Hydrodynex adopted the 2006 Non-Qualified Stock Option and Stock Appreciation Rights Plan with 1,000,000 shares of common stock reserved for issuance under the Plan under which the board of directors may grant incentive or non-statutory stock options to officers, directors, employees, consultants and advisors of Hydrodynex.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence.

During the fiscal year ended June 30, 2011, loans from director, Chief Operating Officer, Vice President and stockholder, Jerod Edington, to Hydrodynex totaled $10,575.  The advances were unsecured, bore no interest and due December 31, 2011.

On September 30, 2011, we converted $37,600 in accrued consulting fees owed to an officer and director, Jerod Edington, into 752,000 three-year warrants, where one warrant entitles to purchase one share of our restricted common stock at an exercise price of $0.01 per share.

On September 30, 2011, we converted $16,300 in loans from an officer and director, Jerod Edington, into restricted common shares of Hydrodynex at $0.05 per share.  A total of 326,000 shares were issued in this transaction.

On September 30, 2011, an officer and director of the company, Jerod Edington, forgave a debt of $275 to Hydrodynex for no consideration.

On October 11, 2011, an officer and director, Jerod Edington loaned Hydrodynex $2,000 to be reimbursed by March 31, 2012 with no interest due and was unsecured.

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

ITEM 14.   Principal Accounting Fees and Services.

The aggregate fees billed by our principal accountant for services rendered during the fiscal years ended June 30, 2009 and 2010, are set forth in the table below:

Fee Category	Year ended June 30, 2011	Year ended June 30, 2010
Audit fees (1)	$9,000	$18,000
Audit-related fees (2)	$0	$0
Tax fees (3)	$0	$0
All other fees (4)	$0	$0
Total fees	$9,000	$18,000

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

PART IV

ITEM 15.   Exhibits, Financial Statement Schedules.

(a) 1 & 2.

Financial Statements See Item 8 in Part II of this report.

All other financial statement schedules are omitted because the information required to be set forth therein is not applicable or because that information is in the financial statements or notes thereto.

(a) 3.

Exhibits specified by item 601 of Regulation S-B.

HYDRODYNEX, INC.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibits	Description of Document	Filed Herewith	Form	Exhibit	Filing Date

3.1	Articles of Incorporation of Registrant		S-1	3.1	06-30-08

3.2	Certificate of Amendment to Articles of Incorporation of Registrant		8-K	3.1	09-05-08

3.3	Bylaws of Registrant		S-1	3.2	06-30-08

4.1	Form of 2008 Promissory Notes and Warrant Purchase Agreement		8-K	4.1	05-22-09

4.2	Form of 2008 Common Stock Purchase Warrant Agreement		8-K	10.1	11-28-09

10.1	Amended Exclusive North American license between Hydrodynex, Inc. and Hydrosystemtechnik, GmbH		8-K	3.1	09-05-08

10.2	Hydrosystemtechnik, GmbH, License Agreement Extension letter		8-K	3.1	09-24-09

10.3	2006 Non-Qualified Stock Option and Stock Appreciation Rights Plan Dated May 19, 2006		S-1	10.2	06-30-08

10.4	Corporate Governance Guidelines		10-K	10.3	09-30-08

10.5	Corporate Governance and Director’s Nominating Committee Charter		10-K	10.4	09-30-08

10.6	Compensation Committee Charter		10-K	10.5	09-30-08

10.7	Audit Committee Charter		10-K	10.6	09-30-08

14.1	Code of Business Conduct and Ethics		10-K	14.1	05-22-09

14.2	Code of Ethics for the CEO and Senior Financial Officers		10-K	14.2	05-22-09

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications	X

32.2	Section 1350 Certifications	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of October, 2011.

HYDRODYNEX, INC.

By:	/s/ Ronald Kunisaki
Ronald Kunisaki President & Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 13th day of October, 2011.

Signature	Title

/s/ Ronald Kunisaki	Director, President & Chief Executive Officer
Ronald Kunisaki	(Principal Executive Officer)

/s/ Richard Kunisaki	Director, Treasurer, & Chief Financial Officer
Richard Kunisaki	(Principal Financial and Accounting Officer)

/s/ Jerod Edington	Director, Vice President, & Chief Operating Officer
Jerod Edington

/s/ Derek Grant	Director & Secretary
Derek Grant