Form 10-Q
period 2011-09-30
Hydrodynex, Inc.
filed 2011-11-15
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive DataFile required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ]

On November 15, 2011, there were 2,299,880 outstanding shares of the registrant's common stock, par value $.001 per share.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

Hydrodynex, Inc.

(A Development Stage Company)

September 30, 2011 and 2010

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2011	June 30, 2011
	(Unaudited)
Assets
Current Assets
Cash	$6,509	$598

Total Current Assets	6,509	598

Office Equipment
Office equipment	1,288	1,288
Less: Accumulated depreciation	(888)	(823)

Office Equipment, net	400	465

Total Assets	$6,909	$1,063

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$14,881	$17,648
Accrued expenses	3,300	4,300
Accrued expenses - officer	-	37,600
Advances from officer	-	10,575

Total Current Liabilities	18,181	70,123

License Fees Payable	27,192	28,780

Total Liabilities	45,373	98,903

Stockholders' Deficit
Preferred stock, $.001 par value, 5,000,000 shares authorized:
none issued or outstanding	-	-
Common stock, $.001 par value, 75,000,000 shares authorized,
2,299,880 and 1,973,880 shares issued and outstanding, respectively	2,300	1,974
Additional paid-in capital	279,918	219,636
Deficit accumulated during the development stage	(320,682)	(319,450)

Total Stockholders' Deficit	(38,464)	(97,840)

Total Liabilities and Stockholders' Deficit	$6,909	$1,063

See accompanying notes to the financial statements

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations
			For the Period from
	For the Three	For the Three	May 12, 2006
	Months Ended	Months Ended	(inception) through
	September 30, 2011	September 30, 2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES
Advertising and promotion	$-	$-	$5,429
Consulting fees - officer	-	-	61,000
Depreciation	65	65	888
Board of directors fees	-	-	2,750
General and administrative	132	90	25,582
Patent application cost	-	-	6,997
Travel	-	-	10,996
Legal and accounting	4,300	4,021	118,042
Total Operating Expenses	4,497	4,176	231,684

LOSS FROM OPERATIONS	(4,497)	(4,176)	(231,684)

OTHER (INCOME) EXPENSES
Foreign currency transactions (gain) loss	(1,588)	2,808	395
Forgiveness of debt	-	-	(8,621)
Loss of advance on purchases	-	-	26,991
Impairment of deferred license fees	-	-	68,175
Interest expense	-	-	3,735
Forgiveness of debt from vendors	(1,677)	-	(1,677)
Total Other (Income) Expenses	(3,265)	2,808	88,998

INCOME (LOSS) BEFORE INCOME TAXES	(1,232)	(6,984)	(320,682)
INCOME TAX PROVISION	-	-	-
NET LOSS	$(1,232)	$(6,984)	$(320,682)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding -
basic and diluted	1,977,466	1,973,880

See accompanying notes to the financial statements

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows
			For the Period from
	For the Three	For the Three	May 12, 2006
	Months Ended	Months Ended	(inception) through
	September 30, 2011	September 30, 2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,232)	$(6,984)	$(320,682)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation expense	65	65	888
Forgiveness of accounts payable	(1,677)	-	(1,677)
Write-off of prepaid patent application cost	-	-	6,997
Loss of advance on purchases	-	-	26,991
Impairment of deferred license fees	-	-	68,175
Stock options issued for services	-	-	4,250
Amortization of discount on convertible notes payable	-	-	2,640
Changes in operating assets and liabilities:
Advances on purchases	-	-	(26,991)
Accounts payable and accrued expenses	4,618	4,021	26,566
Accrued expenses - officer	-	-	37,600
Interest payable	-	-	720
License fees payable	(1,588)	2,808	27,192
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	186	(90)	(145,517)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	-	-	(1,288)
Prepaid patent applications costs	-	-	(6,997)
Deferred license fees	-	-	(68,175)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(76,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer	5,725	-	21,586
Repayment of advances from officer	-	-	(5,286)
Proceeds from convertible notes payable	-	-	12,000
Repayment of convertible notes payable	-	-	(3,000)
Proceeds from sale of common stock and warrants	-	-	205,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,725	-	230,300

NET CHANGE IN CASH	5,911	(90)	6,509
Cash, Beginning of Period	598	178	-
Cash, End of Period	$6,509	$88	$6,509

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$3,680
Income tax paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Warrants issued in connection with issuance of convertible debt	$-	$-	$2,640
Common shares issued for conversion of convertible notes payable	$-	$-	$9,000
Common shares issued for conversion of interest payable	$-	$-	$720
Common shares issued for conversion of advance from officer	$16,300	$-	$16,300
Warrants issued for conversion of accrued expenses - officer	$37,600	$-	$37,600
Warrants issued for conversion of accounts payable	$8,385	$-	$8,385

See accompanying notes to the financial statements

Hydrodynex, Inc.

(A Development Stage Company)

September 30, 2011 and 2010

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – unaudited interim financial information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2011 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on October 13, 2011.

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

Use of estimates and assumptions

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any,  of long-lived assets, including the values assigned to and the estimated useful lives of office equipment, income tax rate, related income tax provision and valuation allowance of deferred tax assets; foreign currency exchange rate and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved b.  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Income taxes

The Company accounts for income taxes under paragraph 740-10-30-2 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

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

The following table shows number of potentially outstanding dilutive shares excluded from the diluted net income (loss) per common share calculation for the interim periods ended September 30, 2011 and 2010 as they were anti-dilutive:

	Potentially outstanding dilutive common shares
	For the Interim Period Ended September 30, 2011	For the Interim Period Ended September 30, 2010
Stock options issued on June 30, 2008 under the 2006 Plan at $0.25 per share expiring on June 30, 2013, five (5) years from the date of issuance, vested upon issuance	70,000	70,000

Warrants issued in connection with the issuance of convertible notes payable issued between July 24, 2008 and August 23, 2008 with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance, expired as of September 30, 2011	-	12,000

Warrants issued in connection with the sale of 15,000 shares of its common stock on November 25, 2008 with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance	15,000	15,000

Warrants issued in connection with the conversion of consulting fees on September 30, 2011 with an exercise price of $0.01 per share and expiring three (3) years from the date of issuance	752,000	-

Warrants issued in connection with the conversion of a vendor payable on September 30, 2011 with an exercise price of $0.01 per share and expiring three (3) years from the date of issuance	167,700	-

Total potentially outstanding dilutive common shares	1,004,700	97,000

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at September 30, 2011 and had a net loss for the interim period then ended, with no revenues earned since inception.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – OFFICE EQUIPMENT

Office equipment, stated at cost, less accumulated depreciation at September 30, 2011 and June 30, 2011 consisted of the following:

	Estimated Useful Life (Years)	September 30, 2011	June 30, 2011
Office equipment	5	$1,288	$1,288

		1,288	1,288
Less accumulated depreciation		(888)	(823)
		$400	$465

Depreciation expense for the interim periods ended September 30, 2011 and 2010 was $65 each.

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

On September 26, 2009, the Company sold 30,000 shares of its common stock at $0.25 per share for $7,500 in cash.

On November 9, 2009, the Company sold 140,000 shares of its common stock at $0.25 per share for $35,000 in cash.

On September 30, 2011, the Company converted $16,300 in advances from an officer into 326,000 shares of common stock.

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

For the interim period ended September 30, 2011, the Company did not grant any stock options nor record any stock-based compensation.

The table below summarizes the Company’s stock option activities through September 30, 2011:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, June 30, 2007	-	$-	$-	-	$-

Granted	85,000	0.25	0.25	4,250	-
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2008	85,000	0.25	0.25	4,250	-

Granted	-	-	-		-
Canceled	(15,000)	0.25	0.25	-	-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2009	70,000	$0.25	$0.25	4,250	$-

Granted	-	-	-		-
Canceled	-	-	-	-	-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2010	70,000	$0.25	$0.25	4,250	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	$-	$-	-	$-
Balance, June 30, 2011	70,000	0.25	0.25	4,250	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	$-	$-	-	$-
Balance, September 30, 2011	70,000	0.25	0.25	4,250	-

Vested and exercisable, September 30, 2011	70,000	$0.25	$0.25	4,250	$-

Unvested, September 30, 2011	-	$-	$-	-	$-

The following table summarizes information concerning outstanding and exercisable stock options as of September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25	70,000	1.75	$0.25	70,000	1.75	$0.25

$0.25	70,000	1.75	$0.25	70,000	1.75	$0.25

As of September 30, 2011, there were 930,000 shares of stock options remaining available for issuance under the 2006 Plan.

Warrants

(i) Warrants issued in 2008

In connection with the issuance of convertible notes payable issued between July 24, 2008 and August 23, 2008, the Company issued warrants to purchase 12,000 shares of its common stock in aggregate to the note holder exercisable at $1.00 per share and expiring three (3) years from the date of issuance, all of which have been earned upon issuance. The Company valued these warrants issued at $2,640 on the date of grant using the Black-Scholes Option Pricing Model.  These warrants all expired, unexercised, during the interim period ended September 30, 2011.

In connection with the sale of 15,000 shares of its common stock on November 25, 2008, the Company issued warrants to purchase 15,000 shares of its common stock to the investor exercisable at $1.00 per share and expiring three (3) years from the date of issuance, all of which have been earned upon issuance. The Company valued these warrants issued at $3,300 on the date of grant using the Black-Scholes Option Pricing Model.

(ii) Warrants issued in 2011

On September 30, 2011, the Company converted $37,600 in accrued expenses - officer into warrants to purchase 752,000 shares of its common stock exercisable at $0.01 per share and expiring three (3) years from the date of issuance.  The Company valued these warrants issued at $30,080 on the date of grant using the Black-Scholes Option Pricing Model, and recorded both (1) the fair value of warrants of $30,080 and (2) the difference between the fair value of warrants and accrued expenses – officer, the forgiveness of debt from officer of $7,520 as additional paid-in capital.

On September 30, 2011, the Company converted $8,385 in accounts payable into warrants to purchase 167,700 shares of its common stock exercisable at $0.01 per share and expiring thee (3) years from the date of issuance.  The Company valued these warrants issued at $6,708 on the date of grant using the Black-Scholes Option Pricing Model, and recorded (1) the fair value of warrants of $6,708 as additional paid-in capital and (2) the difference between the fair value of warrants and accounts payable of $1,677 as the forgiveness of debt.

The fair value of each warrant grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following assumptions:

September 30, 2011

Expected warrant life (year)	3
Expected volatility	100.00%
Risk-free interest rate	0.42%
Dividend yield	0.000%

The table below summarizes the Company’s warrants activity though September 30, 2011:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, June 30, 2008	-	$-	$-	$-	$-

Granted	27,000	1.00	1.00	5,940	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2009	27,000	$1.00	$1.00	$5,940	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2010	27,000	$1.00	$1.00	$5,940	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2011	27,000	$1.00	$1.00	$5,940	$-

Granted	919,700	0.01	0.01	36,788	36,788
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	(12,000)	1.00	1.00	-	-
Balance, September 30, 2011	934,700	$0.03	$0.03	$42,728	$36,788

Earned and exercisable, September 30, 2011	934,700	$0.03	$0.03	$42,728	$36,788

Unvested, September 30, 2011	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 - $1.00	934,700	2.95	$.03	934,700	2.95	$.03

$0.01 - $1.00	934,700	2.95	$.03	934,700	2.95	$.03

NOTE 7 – RELATED PARTY TRANSACTIONS

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

On October 11, 2011, the Company signed a non-interest bearing $2,000 promissory note from a Director, Chief Operating Officer, and Vice President of the Company.  The maturity date is March 31, 2012.

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

A.  General.

Hydrodynex, Inc. was organized under the laws of the state of Nevada on May 12, 2006 to develop a business as a marketer of the AO-Systems® water treatment units.  We intend to sell and distribute the AO-System® products in North America under the terms of our license agreement with Hydrosystemtechnik GmbH.  Since commencement of operations in 2006, substantially all of our efforts to date have been devoted to and limited primarily to organization, initial capitalization, market research, producing marketing materials and a website, securing a marketing agreement, preparing a comprehensive business and operating plan, evaluating the regulatory requirements to sell water treatment systems in the U.S., Canada and Mexico, and undertaking a marketing feasibility study.  Extensive research has been done on competing technologies and the water contaminants that most adversely affect water systems at the present time.  Legionella protection is the strongest market opportunity identified by Hydrodynex to date.  We plan to make Legionella our primary target market because of its wide prevalence and the high percentage of death resulting from infection.

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

We have worked extensively on our marketing programs, which consists of defining targets for placing our products in commercial buildings, retirement homes, cooling towers, and military installations. Our market focus will be on establishing the defined sales channels and supporting them with meaningful marketing programs to the extent that funds are available.  We have not sold any products to date and have generated no revenues from operations.

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

Hydrodynex’ Exclusive Technology License Agreement

We entered into a Marketing, Distribution and License Agreement with Hydrosystemtechnik GmbH September 3, 2007.  On August 30, 2008, we entered into an Amended Marketing, Distribution and License Agreement, or amended license agreement, with Hydrosystemtechnik, which has the same effective date as the original license agreement, September 3, 2007, and supersedes the original license agreement.  Under the amended license agreement, we were granted the right to sell water disinfection systems based on the AO-System® technology in all markets (except the dental market) in Canada, the United States, and Mexico on an exclusive basis for a period of three years after the effective date of the license agreement.  The license was to remain exclusive subject to Hydrodynex (a) leasing or purchasing an AO-System® prior to November 30, 2009, as extended by the licensor, and (b) obtaining, by March 3, 2010, verification and certification of the AO-System® technology by the U.S. EPA necessary for commercialization and selling water disinfection systems in whole or in part within the United States, and could be changed to a non-exclusive license at the choosing of the licensor if those items were not satisfied.  Those items were not satisfied, but the licensor has not as of this time reduced the exclusive license to a non-exclusive status.  Until September 3, 2011, the licensor had to keep Hydrodynex’ non-exclusive license status but could cancel the license at any point beyond that if the terms of the license agreement were not met, which they have not been.  Specifically, if we did not perform a minimum annual sales volume of 100.000 EUR in each business year subsequent to the third anniversary year after the effective date (Sept. 3, 2007), which we did not reach.  In addition, in order to maintain the exclusivity of the license, we were obligated to (a) make application to six states in the Western U.S. for certification of the AO-System® technology within 90 days after receiving the NSF and EPA verification, (b) sell, deliver and install at least one AO-System® in the U.S. in the two year exclusivity period following technology verification, and (c) we are required to demonstrate financial responsibility in the form of a bank credit line or equity funding of not less than $500,000 to accomplish the objectives necessary to retain the exclusivity of the license.  None of these criteria has been met and will not be met due to the time that is needed for NSF and EPA verification and the lack of capital currently available to the company.  We plan to re-negotiate the license agreement with Hydrosystemtechnik to get the exclusive rights extended, but that is a forward looking statement and is not likely to be successful unless certain funding can be brought into Hydrodynex and reasonable terms can be reached with the licensor.

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

We were also required, beginning in the year beginning September 3, 2009, to meet certain minimum annual sales targets, based on net purchase value, for sales of AO-System® products in the North American territory, which increase from €30,000 in year three to €500,000 in year six and thereafter, in order to maintain the exclusivity of the license.  We have failed to meet the minimum annual sales targets at in each year and the licensor, Hydrosystemtechnik GmbH, has the option to revert the license agreement to a non-exclusive marketing agreement.  We have paid a non-refundable license fee in the amount of €10,000, and we were previously obligated to make a second non-refundable license fee in the amount of €20,000 on June 1, 2008.  Under the terms of the amended license agreement, Hydrosystemtechnik agreed in writing to an extension of the due date for the second license payment from June 1, 2008 to January 31, 2009, and the second license payment was paid in full by that deadline.  A third license fee in the amount of €20,000 will be due upon certification and approval of the AO-Systems® by the US Environmental Protection Agency for commercial sales in the United States.  We were also required to attain and maintain minimum annual sales volume of €500,000 in order to have the right to manufacture water disinfection systems based on the AO-System® technology and sell them in the licensed territory.  Before September 3, 2011, we did not maintain minimum annual sales volume of €500,000 in any two consecutive years, and the right to manufacture automatically expires in the subsequent year.  We are obligated to pay a royalty on the products actually assembled or manufactured and sold to third parties in the amount of 10% of the net selling price on all AO-Systems®.  We are not obligated to pay a royalty on finished AO-Systems® purchased from Hydrosystemtechnik and resold.  We are also obligated to pay fifty percent of the direct costs related to preparing and prosecution of patents and patent applications in the U.S., Canada or Mexico, including legal fees, filing fees, maintenance fees, and transaction costs, so long as the license agreement remains in effect.

The license agreement terminates after ten years, with an option by us to extend the license for an additional ten years on an exclusive basis, as long as the required minimum annual sales volume is maintained.  The licensor, Hydrosystemtechnik GmbH, has the right to terminate the license agreement, after a notice and cure period, if we are in default of any obligation in the agreement, are adjudged bankrupt, become insolvent or similar events, or if we do not maintain a minimum annual sales volume of €30,000 in the third year and €100,000 in each business year subsequent to the third year after the effective date (which means meeting the €100,000 minimum annual sales volume for each year beginning September 3, 2010).  This sales volume has not been reached for the third year and the agreement can be terminated at any time.

Product Research and Development Plans

We do not plan to engage in any research and development at this time.  The product has been developed by our licensor, Hydrosystemtechnik, GmbH and is ready for sale to the consumer.

Results of Operations

Since Hydrodynex was formed on May 12, 2006, it has not earned any revenues and has incurred a net loss since its inception of $320,682 through September 30, 2011.  The following table provides selected financial data about our company for the period ended September 30, 2011 and June 30, 2011, respectively.

Balance Sheets Data	September 30, 2011	June 30, 2011
Cash	$6,509	$598

Computer equipment, net	400	465

Total assets	$6,909	$1,063
Total liabilities	$45,373	$98,903
Stockholders’ equity (deficit)	$(38,464)	$(97,840)

For the three months ended September 30, 2011, our total operating expenses were $4,497 as compared to $4,176 for the three months ended September 30, 2010.  Until the company receives additional financing to carry out its business plan, we do not presently expect our expenses to increase in the next twelve months.  The total operating expenses were similar in the most recent quarter ended due mainly to similar legal, accounting, and consulting fees.  The quarter ended September 30, 2011 included the following expenses:

1.  Legal and Accounting - $4,300

2.  General and Administrative Fees - $132

3.  Depreciation Expenses- $65

Our cash in the bank at September 30, 2011 was $6,509.  Net cash provided by operating activities during the three months ended September 30, 2011 was $186, compared to net cash used in operating activities during the three months ended September 30, 2010 of $90, a difference of $96.

Net cash provided by financing activities since inception through September 30, 2011 was $230,300 from the sale of our common stock and warrants, advances from officers, proceeds from convertible notes payable, and accrued expenses from a related party.  Net cash provided by financing activities for the three months ended September 30, 2011 was $5,725 from officer advances compared to $0 for the three months ended September 30, 2010.  A difference of $5,725.

In their report on our June 30, 2011 audited financial statements, our auditors express an opinion that there is substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have been in the developmental stage and have had no revenues since inception. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows. There can be no assurances to that effect.

Liquidity and Capital Resources

Since inception, we have financed our operations from private placements of equity securities and loans from shareholders.  We do not have any available lines of credit.  As of September 30, 2011, we had cash in the amount of $6,509.  We raised $5,725 in capital during the three months ended September 30, 2011 from financing activities in the form of unsecured and non-interest bearing loans from an officer of the company.  We will need to raise additional capital, take loans, or generate revenue in December 2011 or curtail or cease our basic operations.  We need to raise a minimum of $400,000 to implement and complete the first phase of our business plan, as well as to renegotiate the terms of our license agreement, if possible, to allow us to continue our business plan.

Our Vice President and Chief Operating Officer advanced $6,000 to our company for working capital purposes during the three months ended September 30, 2011.  Such amount is unsecured, non-interest bearing, and matures on December 31, 2011.

On September 30, 2011, we converted $8,385 in account payables owed to a services provider and $37,600 in accrued consulting fees owed to an officer and director of the company into 919,700 three-year warrants, where one warrant entitles to purchase one share of our restricted common stock at an exercise price of $0.01 per share.

On September 30, 2011, we converted $16,300 in advances from Jerod Edington,  Director, Chief Operating Officer, and Vice President, into restricted common shares at $0.05 per share.  A total of 326,000 shares were issued in this transaction.

We do not have sufficient capital resources to carry on operations past December 2011.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond December 2011, but we plan to raise additional capital in a private stock offering to secure funds needed to finance our plan of operation for at least the next twelve months, or enter into loans from existing shareholders to support operations.  We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  However, these are forward-looking statements, and there may be changes that could consume available resources before such time. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, technology verification costs, among others.

If we cannot generate sufficient financing or revenues to continue operations, we will have to suspend or cease operations.  By virtue of our inability to secure financing or generate revenues over the preceding year, we will begin to seek out other sources of cash, including new investors, joint venture and strategic partners or loans from our officers or directors.  If we cease operations, we do not know what we would do subsequently and we have no plans to do anything in such event.  We have no plans to dissolve statutorily at this time, under any circumstances.  We are engaged in general discussions with multiple companies who may be interested in acquiring us.  As of this date there is no definitive agreement signed and there is no assurance that any acquisition will be feasible in the future and in the event there is an acquisition, there is no assurance that it will be in the best interest of our shareholders.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2010.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of September 30, 2011.  The material weaknesses we identified in our annual report on Form 10-K for our fiscal year ending June 30, 2011 have not been remedied due to our lack of sufficient capital resources.

Changes in Internal Control Over Financial Reporting

As of September 30, 2011, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2011, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes from the disclosure provided in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

Hydrodynex, Inc.

November 15, 2011	By:	/s/ Ronald Kunisaki
Ronald Kunisaki President and Chief Executive Officer (Principal Executive Officer)

November 15, 2011	By:	/s/ Richard Kunisaki
Richard Kunisaki Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)