Form 10-Q
period 2011-12-31
Hydrodynex, Inc.
filed 2012-02-21
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2011.

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

2009 E. 30th Ave., Spokane, WA 99203
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

On February 21, 2011, there were 2,299,880 outstanding shares of the registrant's common stock, par value $.001 per share.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

Hydrodynex, Inc.

(A Development Stage Company)

December 31, 2011 and 2010

Index to Financial Statements

CONTENTS	Page
Balance Sheets at December 31, 2011 (Unaudited) and June 30, 2011	4
Statements of Operations for the Three Months and Six Months Ended December 31, 2011 and 2010 and for the Period from May 12, 2006 (Inception) through December 31, 2011 (Unaudited)	5
Statements of Cash Flows for the Six Months Ended December 31, 2011 and 2010 and for the Period from May 12, 2006 (Inception) through December 31, 2011 (Unaudited)	6
Notes to the Financial Statements (Unaudited)	7-20

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2011	June 30, 2011
	(Unaudited)
Assets
Current Assets
Cash	$19	$598

Total Current Assets	19	598

Office Equipment
Office equipment	1,288	1,288
Less: Accumulated depreciation	(952)	(823)

Office Equipment, net	336	465

Total Assets	$355	$1,063

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$12,708	$17,648
Accrued expenses	1,500	4,300
Accrued expenses - officer	-	37,600
Advances from officer	-	10,575

Total Current Liabilities	16,483	70,123

License Fees Payable	25,898	28,780

Total Liabilities	42,381	98,903

Stockholders' Deficit
Preferred stock, $.001 par value, 5,000,000 shares authorized:
none issued or outstanding	-	-
Common stock, $.001 par value, 75,000,000 shares authorized,
2,299,880 and 1,973,880 shares issued and outstanding, respectively	2,300	1,974
Additional paid-in capital	279,918	219,636
Deficit accumulated during the development stage	(324,244)	(319,450)

Total Stockholders' Deficit	(42,026)	(97,840)

Total Liabilities and Stockholders' Deficit	$355	$1,063

See accompanying notes to the financial statements

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations
					For the Period from
	For the Three Months	For the Three Months	For the Six Months	For the Six Months	May 12, 2006
	Ended	Ended	Ended	Ended	(inception) through
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES
Advertising and promotion	$-	$-	$-	$-	$5,429
Consulting fees - officer	-	-	-	-	61,000
Depreciation	64	64	129	129	952
Board of directors fees	-	-	-	-	2,750
General and administrative	4,729	2,741	4,861	2,831	30,311
Patent application cost	-	-	-	-	6,997
Travel	-	-	-	-	10,996
Legal and accounting	63	1,929	4,363	5,950	118,105
Total Operating Expenses	4,856	4,734	9,353	8,910	236,540

LOSS FROM OPERATIONS	(4,856)	(4,734)	(9,353)	(8,910)	(236,540)

OTHER (INCOME) EXPENSES
Foreign currency transactions (gain) loss	(1,294)	(718)	(2,882)	2,090	(899)
Forgiveness of debt	-	-		-	(8,621)
Loss of advance on purchases	-	-	-	-	26,991
Impairment of deferred license fees	-	-	-	-	68,175
Interest expense	-	-	-	-	3,735
Forgiveness of debt from vendor	-	-	(1,677)	-	(1,677)
Total Other (Income) Expenses	(1,294)	(718)	(4,559)	2,090	87,704

INCOME (LOSS) BEFORE INCOME TAXES	(3,562)	(4,016)	(4,794)	(11,000)	(324,244)
INCOME TAX PROVISION	-	-	-	-	-
NET LOSS	$(3,562)	$(4,016)	$(4,794)	$(11,000)	$(324,244)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding -
basic and diluted	2,299,880	1,973,880	2,137,760	1,973,880

See accompanying notes to the financial statements

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows
			For the Period from
	For the Six	For the six	May 12, 2006
	Months Ended	Months Ended	(inception) through
	December 31, 2011	December 31, 2010	December 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,794)	$(11,000)	$(324,244)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation expense	129	129	952
Forgiveness of accounts payable	(1,677)	-	(1,677)
Write-off of prepaid patent application cost	-	-	6,997
Loss of advance on purchases	-	-	26,991
Impairment of deferred license fees	-	-	68,175
Stock options issued for services	-	-	4,250
Amortization of discount on convertible notes payable	-	-	2,640
Changes in operating assets and liabilities:
Advances on purchases	-	-	(26,991)
Accounts payable and accrued expenses	645	3,562	22,593
Accrued expenses - officer	-	-	37,600
Interest payable	-	-	720
License fees payable	(2,882)	2,090	25,898
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(8,579)	(5,219)	(147,517)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	-	-	(1,288)
Prepaid patent applications costs	-	-	(6,997)
Deferred license fees	-	-	(68,175)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(76,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer	8,000	5,300	23,861
Repayment of advances from officer	-	-	(5,286)
Proceeds from convertible notes payable	-	-	12,000
Repayment of convertible notes payable	-	-	(3,000)
Proceeds from sale of common stock and warrants	-	-	205,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,000	5,300	232,575

NET CHANGE IN CASH	(579)	81	19
Cash, Beginning of Period	598	178	-
Cash, End of Period	$19	$259	$19

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$3,680
Income tax paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Warrants issued in connection with issuance of convertible debt	$-	$-	$2,640
Common shares issued for conversion of convertible notes payable	$-	$-	$9,000
Common shares issued for conversion of interest payable	$-	$-	$720
Common shares issued for conversion of advance from officer	$16,300	$-	$16,300
Warrants issued for conversion of accrued expenses - officer	$37,600	$-	$37,600
Warrants issued for conversion of accounts payable	$8,385	$-	$8,385

See accompanying notes to the financial statements

Hydrodynex, Inc.

(A Development Stage Company)

December 31, 2011 and 2010

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of office equipment, income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; foreign currency exchange rate and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended December 31, 2011 or 2010.

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

The following table shows number of potentially outstanding dilutive shares excluded from the diluted net income (loss) per share calculation for the interim periods ended December 31, 2011 and 2010 as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended December 31, 2011		For the Interim Period Ended December 31, 2010
Stock options issued on June 30, 2008 under the 2006 Plan at $0.25 per share expiring on June 30, 2013, five (5) years from the date of issuance, vested upon issuance	70,000		70,000

Warrants issued in connection with the issuance of convertible notes payable issued between July 24, 2008 and August 23, 2008 with an exercise price of $1.00 per share And expiring three (3) years from the date of issuance		-	12,000

Warrants issued in connection with the sale of 15,000 shares of its common stock on November 25, 2008 with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance		-	15,000

Warrants issued in connection with the conversion of consulting fees on September 30, 2011 with an exercise price of $0.01 per share and expiring three (3) years from the date of issuance	752,000		-

Warrants issued in connection with the conversion of a vendor payable on September 30, 2011 with an exercise price of $0.01 per share and expiring three (3) years from the date of issuance	167,700		-

Total potentially outstanding dilutive common shares	989,700		97,000

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at December 31, 2011 and had a net loss and net cash used in operating activities for the interim period then ended, respectively, with no revenues earned since inception.

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

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Office Equipment

Office equipment, stated at cost, less accumulated depreciation at December 31, 2011 and June 30, 2011 consisted of the following:

	Estimated Useful Life (Years)	December 31, 2011	June 30, 2011
Office equipment	5	$1,288	$1,288

		1,288	1,288

Less accumulated depreciation		(952)	(823)

		$336	$465

Depreciation expense for the interim periods ended December 31, 2011 and 2010 was $129 each.

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

The Company determined that the (iii) payment required under the exclusive license agreement upon approval of U.S. EPA is a contractual liability instead of contingent liability as the AO system has been certified and approved by the European Union for selling on a commercial basis in Europe and the United States Environmental Protection Agency’s certification and approval for selling on a commercial basis in the United States is a matter of procedure and recorded deferred license fees and related license fees payable of $68,175, €50,000 measured in U.S. Dollars at September 3, 2007, the transaction date upon signing of the Exclusive License Agreement.

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

Note 6 – Stockholders’ Deficit

Shares Authorized

Upon formation the aggregate number of shares which the Company shall have authority to issue is eighty million (80,000,000) shares, consisting of two classes to be designated, respectively, “Common Stock” and “Preferred Stock,” with all of such shares having a par value of $.001 per share.  The total number of shares of Preferred Stock that the Company shall have authority to issue is five million (5,000,000) shares.  The total number of shares of Common Stock that the Company shall have authority to issue is seventy five million (75,000,000) shares.

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

On September 30, 2011, the Company converted $16,300 in officer notes payable into 326,000 shares of common stock at $0.05 per share.

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

For the interim period ended December 31, 2011, the Company did not grant any stock options nor record any stock-based compensation.

The table below summarizes the Company’s stock option activity through December 31, 2011:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, June 30, 2007	-	$-	$-	-	$-

Granted	85,000	0.25	0.25	4,250	-
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2008	85,000	0.25	0.25	4,250	-

Granted	-	-	-		-
Canceled	(15,000)	0.25	0.25	-	-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2009	70,000	$0.25	$0.25	4,250	$-

Granted	-	-	-		-
Canceled	-	-	-	-	-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2010	70,000	$0.25	$0.25	4,250	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	$-	$-	-	$-
Balance, June 30, 2011	70,000	0.25	0.25	4,250	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	$-	$-	-	$-
Balance, December 31, 2011	70,000	0.25	0.25	4,250	-

Vested and exercisable, December 31, 2011	70,000	$0.25	$0.25	4,250	$-

Unvested, December 31, 2011	-	$-	$-	-	$-

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25	70,000	1.5	$0.25	70,000	1.5	$0.25

$0.25	70,000	1.5	$0.25	70,000	1.5	$0.25

As of December 31, 2011, there were 930,000 shares of stock options remaining available for issuance under the 2006 Plan.

Warrants

(i) Warrants Issued during Fiscal Year Ending June 30, 2009

In connection with the issuance of convertible notes payable issued between July 24, 2008 and August 23, 2008, the Company issued warrants to purchase 12,000 shares of its common stock in aggregate to the note holder with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance, all of which have been earned upon issuance. The Company determined the fair value of the warrants issued was $2,640 using the Black-Scholes Option Pricing Model.  The entire warrants were unexercised and expired between July 24, 2011 and August 23, 2011.

In connection with the sale of 15,000 shares of its common stock on November 25, 2008, the Company issued warrants to purchase 15,000 shares of its common stock to the investor with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance, all of which have been earned upon issuance. Company determined the fair value of the warrants issued was $3,300 using the Black-Scholes Option Pricing Model. The entire warrants were unexercised and expired on November 25, 2011.

(ii) Warrants Issued during Fiscal Year Ending June 30, 2012

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

The fair value of each warrant grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following assumptions:

September 30, 2011

Expected warrant life (year)	3

Expected volatility	100.00%

Risk-free interest rate	0.42%

Dividend yield	0.00%

The table below summarizes the Company’s warrants activity though December 31, 2011:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, June 30, 2008	-	$-	$-	$-	$-

Granted	27,000	1.00	1.00	5,940	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2009	27,000	$1.00	$1.00	$5,940	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2010	27,000	$1.00	$1.00	$5,940	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-		-
Expired	-	-	-	-		-
Balance, June 30, 2011	27,000	$1.00	$1.00	$5940	$-

Granted	919,700	0.01	0.01	36,788	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	(27,000)	1.00	1.00	(5,940)	-
Balance, December 31, 2011	919,700	$0.01	$0.01	$36,788	$-

Earned and exercisable, December 31, 2011	919,700	$0.01	$0.01	$-	$-

Unvested, December 31, 2011	-	$0.01	$0.01	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01	919,700	2.75	$0.01	919,700	2.75	$0.01

$0.01	919,700	2.75	$0.01	919,700	2.75	$0.01

Note 7 – Related Party Transactions

Advances from its Stockholder and Chief Operating Officer

From time to time, the stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

On October 11, 2011, the stockholder and Chief Operating Officer of the Company advanced $2,000 to the Company, which is non-interest bearing and matures on March 31, 2012.

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

The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On February 17, 2012, the Company signed a $5,000 promissory note bearing 0% interest with a related party.  The maturity date is June 30, 2012.

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

Under our license agreement with our licensor Hydrosystemtechnik, we paid non-refundable license fees creditable to royalty payments in the aggregate amount of €30,000 in 2007 and 2009.  A third license fee in the amount of €20,000 will be due upon certification and approval of the AO-Systems® by the US Environmental Protection Agency for commercial sales in the United States.

Due to the fact that we did not meet certain milestones and minimum annual sales targets under the license agreement with Hydrosystemtechnik, our right to manufacture the AO-System products has automatically expired and our licensor may change the agreement from an exclusive agreement to a non-exclusive agreement and may terminate the agreement at any time.  In order to remedy this situation we need to raise at least $400,000 and re-negotiate the terms of the license agreement, otherwise

We have worked extensively on our marketing programs, which consists of defining targets for placing our products in commercial buildings, retirement homes, cooling towers, and military installations. Our market focus will be on establishing the defined sales channels and supporting them with meaningful marketing programs to the extent that funds are available.  We have not sold any products to date and have generated no revenues from operations.

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

Hydrodynex’ Exclusive Technology License Agreement

We entered into a Marketing, Distribution and License Agreement with Hydrosystemtechnik GmbH September 3, 2007.  On August 30, 2008, we entered into an Amended Marketing, Distribution and License Agreement, or amended license agreement, with Hydrosystemtechnik, which has the same effective date as the original license agreement, September 3, 2007, and supersedes the original license agreement.  Under the amended license agreement, we were granted the right to sell water disinfection systems based on the AO-System® technology in all markets (except the dental market) in Canada, the United States, and Mexico on an exclusive basis for a period of three years after the effective date of the license agreement.  The license was to remain exclusive subject to Hydrodynex achieving certain milestones.  The main milestones were (a) leasing or purchasing an AO-System® prior to November 30, 2009, as extended by the licensor, and (b) obtaining, by March 3, 2010, verification and certification of the AO-System® technology by the U.S. EPA necessary for commercialization and selling water disinfection systems in whole or in part within the United States, (c) make application to six states in the Western U.S. for certification of the AO-System® technology within 90 days after receiving the NSF and EPA verification, (d) sell, deliver and install at least one AO-System® in the U.S. in the two year exclusivity period following technology verification, and (e) we are required to demonstrate financial responsibility in the form of a bank credit line or equity funding of not less than $500,000  The milestones were not satisfied, but the licensor has not as of this time notified us that the exclusive license has been reduced to a non-exclusive status.

We were also required, beginning in the year beginning September 3, 2009, to meet certain minimum annual sales targets, based on net purchase value, for sales of AO-System® products in the North American territory, which increase from €30,000 in year three to €500,000 in year six and thereafter, in order to maintain the exclusivity of the license.  We have failed to meet the minimum annual sales targets at in each year and the licensor, Hydrosystemtechnik GmbH, has the option to revert the license agreement to a non-exclusive marketing agreement and under the terms of the license agreement our right to manufacture has automatically expired.

We have paid a non-refundable license fee in the amount of €10,000 on December 17, 2007, and we paid a second non-refundable license fee in the amount of €20,000 in January 2009.  A third license fee in the amount of €20,000 will be due upon certification and approval of the AO-Systems® by the US Environmental Protection Agency for commercial sales in the United States which is indicated as a license fee payable of $25,898 in our balance sheet.  We are obligated to pay a royalty on the products actually assembled or manufactured and sold to third parties in the amount of 10% of the net selling price on all AO-Systems®.  We are not obligated to pay a royalty on finished AO-Systems® purchased from Hydrosystemtechnik and resold.  We are obligated to pay fifty percent of the direct costs related to preparing and prosecution of patents and patent applications in the U.S., Canada or Mexico, including legal fees, filing fees, maintenance fees, and transaction costs, so long as the license agreement remains in effect. We have paid $6,997 for patent fees thus far and expensed the entire balance of $6,997 of the prepaid patent application costs on June 30, 2011 since we are currently unable to finance the patent application process and secure EPA approval of the AO-System in order to begin selling in the United States within the time period specified in the agreement.

We plan to re-negotiate the license agreement with Hydrosystemtechnik to get the exclusive rights extended, but that is a forward looking statement and is not likely to be successful unless certain funding can be brought into Hydrodynex and reasonable terms can be reached with the licensor.

The license agreement terminates after ten years, in September 2017, with an option by us to extend the license for an additional ten years on an exclusive basis, as long as the required minimum annual sales volume is maintained.  The licensor, Hydrosystemtechnik GmbH, has the right to terminate the license agreement, after a notice and cure period, if we are in default of any obligation in the agreement, The sales volume requirements were not been reached for the three consecutive years and the agreement can be terminated by the licensor at any time.

If we can raise sufficient funds and re-negotiate the license agreement, we plan to undertake to secure technology verification from NSF, an independent third party testing laboratory, accredited by the EPA, to legally sell AO-Systems® in the United States, but we have not initiated this process because we have yet to pay the remaining balance of €17,625 for the AO-System® test reactor unit that has been built for us by our licensor Hydrosystemtechnik.  Once we have completed our payment for the test reactor unit we will arrange delivery of the unit to NSF in Ann Arbor, Michigan for testing.  When we have sufficient funds to pay the remaining balance of the test unit, arrangements for payment and shipping to the U.S. of the test reactor unit will be made.

Product Research and Development Plans

We do not plan to engage in any research and development at this time.  The product has been developed by our licensor, Hydrosystemtechnik, GmbH and is ready for sale to the consumer.

Results of Operations

Since Hydrodynex was formed on May 12, 2006, it has not earned any revenues and has incurred a net loss since its inception of $324,244 through December 31, 2011.  The following table provides selected financial data about our company for the period ended December 31, 2011 and June 30, 2011, respectively.

Balance Sheets Data	December 31, 2011	June 30, 2011
Cash	$19	$598

Computer equipment, net	336	465

Total assets	$355	$1,063
Total liabilities	$42,381	$98,903
Stockholders’ equity (deficit)	$(42,026)	$(97,840)

For the six months ended December 31, 2011, our total operating expenses were $9,353 as compared to $8,910 for the six months ended December 31, 2010.  Until the company receives additional financing to carry out its business plan, we do not presently expect our expenses to increase in the next twelve months.  The total operating expenses were similar in the most recent quarter ended due mainly to similar legal, accounting, and consulting fees.  The six months ended December 31, 2011 included the following expenses:

1.  Legal and Accounting - $4,363

2.  General and Administrative Fees - $4,861

3.  Depreciation Expenses- $129

Our cash in the bank at December 31, 2011 was $19.  Net cash used in operating activities during the six months ended December 31, 2011 was $8,579, compared to net cash used in operating activities during the six months ended December 31, 2010 of $5,219, a difference of $3,360.

Net cash provided by financing activities since inception through December 31, 2011 was $232,575 from the sale of our common stock and warrants, advances from officers, proceeds from convertible notes payable, and accrued expenses from a related party.  Net cash provided by financing activities for the six months ended December 31, 2011 was $8,000 from officer advances compared to $5,300 for the six months ended December 31, 2010.  A difference of $2,700.

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

Liquidity and Capital Resources

Since inception, we have financed our operations from private placements of equity securities and loans from shareholders.  We do not have any available lines of credit.  As of December 31, 2011, we had cash in the amount of $19.  We raised $8,000 in capital during the six months ended December 31, 2011 from financing activities in the form of unsecured and non-interest bearing loans from an officer of the company.  We will need to raise additional capital, take loans, or generate revenue in February 2012 or curtail or cease our basic operations.  We need to raise a minimum of $400,000 to implement and complete the first phase of our business plan, as well as to renegotiate the terms of our license agreement, if possible, to allow us to continue our business plan.

Our Vice President and Chief Operating Officer advanced $8,000 to our company for working capital purposes during the six months ended December 31, 2011.  Such amount is unsecured, non-interest bearing, and was to mature on December 31, 2011.  $5,725 of this was converted to stock and only $2,275 was left in advances due at the quarter ending December 31, 2011.

On September 30, 2011, we converted $8,385 in account payables owed to a services provider and $37,600 in accrued consulting fees owed to our Vice President and Chief Operating Officer into 919,700 three-year warrants exercisable at $0.01 per share.

On September 30, 2011, we converted $16,300 in advances from our Vice President and Chief Operating Officer, into restricted common shares at $0.05 per share.  A total of 326,000 shares were issued in this transaction.

We do not have sufficient capital resources to carry on operations past February 2012.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond February 2012, but we plan to raise additional capital in a private stock offering to secure funds needed to finance our plan of operation for at least the next twelve months, or enter into loans from existing shareholders to support operations.  We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  However, these are forward-looking statements, and there may be changes that could consume available resources before such time. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, technology verification costs, among others.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2011.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of December 31, 2011.  The material weaknesses we identified in our annual report on Form 10-K for our fiscal year ending June 30, 2011 have not been remedied due to our lack of sufficient capital resources.

Changes in Internal Control Over Financial Reporting

As of December 31, 2011, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Hydrodynex, Inc.

February 21, 2012	By:	/s/ Ronald Kunisaki
Ronald Kunisaki President and Chief Executive Officer (Principal Executive Officer)

February 21, 2012	By:	/s/ Richard Kunisaki
Richard Kunisaki Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)