Form 10-Q
period 2012-03-31
Hydrodynex, Inc.
filed 2012-05-21
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012.

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

On May 21, 2012, there were 2,299,880 outstanding shares of the registrant's common stock, par value $.001 per share.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

Hydrodynex, Inc.

(A Development Stage Company)

March 31, 2012 and 2011

Index to the Financial Statements

CONTENTS	Page
Balance Sheets at March 31, 2012 (Unaudited) and June 30, 2011	4
Statements of Operations for the Three Months and Nine Months Ended March 31, 2012 and 2011 and for the Period from May 12, 2006 (Inception) through March 31, 2012 (Unaudited)	5
Statements of Cash Flows for the Nine Months Ended March 31, 2012 and 2011 and for the Period from May 12, 2006 (Inception) through March 31, 2012 (Unaudited)	6
Notes to the Financial Statements (Unaudited)	7-21

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2012	June 30, 2011
Assets	(Unaudited)
Current Assets
Cash	$ 99	$ 598
Total Current Assets	99	598

Office Equipment
Office Equipment	1,288	1,288
Less: Accumulated Depreciation	(1,081)	(823)
Office Equipment, net	207	465

Total Assets	$ 306	$ 1,063

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$ 12,182	$ 17,648
Accrued expenses	-	4,300
Accrued expenses - officer	-	37,600
Advances from related parties	7,050	10,575
Total Current Liabilities	19,232	70,123

Licenses Fees Payable	26,676	28,780

Total Liabilities	45,908	98,903

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized,
2,299,980 and 1,973,880 shares issued and outstanding, respectively	2,300	1,974
Additional paid-in capital	280,193	219,636
Accumulated deficit	(328,095)	(319,450)
Total Stockholders' Deficit	(45,602)	(97,840)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 306	$ 1,063

See accompanying notes to the financial statements

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations
					For the Period from
	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months	May 12, 2006
	Ended	Ended	Ended	Ended	(inceptions) through
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Expense
Advertising and promotion	$ -	$ -	$ -	$ -	5,429
Consulting fees - officer	-	-	-	-	61,000
Depreciation	129	65	258	194	1,081
Board of directors fees	-	-	-	-	2,750
General and administrative	270	173	5,131	3,004	30,581
Patent application costs	-	-	-	-	6,997
Travel	-	-	-	-	10,996
Legal and accounting	2,363	1,600	6,726	7,550	120,468
Total Operating Expenses	2,762	1,838	12,115	10,748	239,302

Loss from Operations	(2,762)	(1,838)	(12,115)	(10,748)	(239,302)

Other (Income) Expenses
Foreign currency transaction (gain) loss	778	1,690	(2,104)	3,780	(121)
Forgiveness of debt	-	-	(1,677)	-	(10,298)
Loss of advance on purchase	-	-	-	-	26,991
Impairment of deferred license fees	-	-	-	-	68,175
Interest expense	311	-	311	-	4,046
Total Other (Income) Expenses	1,089	1,690	(3,470)	3,780	88,793

Loss Before Income Taxes	(3,851)	(3,528)	(8,645)	(14,528)	(328,095)
Income Tax Provision	-	-	-	-	-
Net Loss	$ (3,851)	$ (3,528)	$ (8,645)	$ (14,528)	(328,095)

Net Loss per Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted Average Common Shares Outstanding,
Basic and Diluted	2,299,880	1,973,880	2,191,615	1,973,880

See accompanying notes to the financial statements

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows
			From the Period from
	For the Nine Months	For the Nine Months	May 12, 2006
	Ended	Ended	(inceptions) through
	March 31, 2012	March 31, 2011	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (8,645)	$ (14,528)	$ (328,095)
Adjustments to reconcile net loss to net cash used in operations			-
Depreciation expense	258	194	1,081
Forgiveness of accounts payable	(1,677)		(1,677)
Write-off of prepaid patent applications costs	-	-	6,997
Loss on advance on purchase	-	-	26,991
Impairment of deferred license fees	-	-	68,175
Stock options issued for services	-	-	4,250
Amortization of discount on convertible notes payable	-	-	2,640
Changes in operating assets and liabilities:
Advances on purchases	-	-	(26,991)
Accounts payable and accrued expenses	(1,381)	5,246	20,567
Interest payable	-	-	720
License fees payable	(2,104)	3,780	26,676
Net cash used in operating activities	(13,549)	(5,308)	(198,666)

Cash Flows from Investing Activities
Purchase of office equipment	-	-	(1,288)
Prepaid patent applications costs	-	-	(6,997)
Deferred license fees	-	-	(68,175)
Net cash used in investing activities	-	-	(76,460)

Cash Flows from Financing Activities
Accrued expenses - related party	-	-	37,600
Advances from related party	13,050	5,300	28,911
Repayment of advances from officers	-	-	(5,286)
Proceeds from convertible notes payable	-	-	12,000
Repayment of convertible notes payable	-	-	(3,000)
Proceeds from sale of common stock and warrants	-	-	205,000
Net cash provided by financing activities	13,050	5,300	275,225

Net Change in Cash	(499)	(8)	99
Cash, Beginning of Period	598	178	-
Cash, End of Period	$ 99	$ 170	$ 99

Supplemental Disclosure of Cash Flows Information
Interest paid	$ -	$ -	$ 3,680
Income taxes paid	$ -	$ -	$ -

Non-Cash Investing and Financing Activities
Warrants issued in connection with issuance of convertible debt	$ -	$ -	$ 2,640
Warrants issued for accrued expenses	$ 37,600	$ -	$ 37,600
Forgiveness of advance from officer	$ 275		$ 275
Common shares issued for conversion of convertible notes payable	$ 16,300	$ -
Common shares issued for conversion of interest payable	$ -	$ -	$ 720

See accompanying notes to the financial statements

Hydrodynex, Inc.

(A Development Stage Company)

March 31, 2012 and 2011

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

Basis of Presentation– Unaudited Interim Financial Information

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of office equipment, income tax rate and related income tax provision and valuation allowance of deferred tax assets; foreign currency exchange rate and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•

Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•

Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, nonforfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, nonforfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, nonforfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March  31, 2012 or 2011.

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

The following table shows number of potentially outstanding dilutive shares excluded from the diluted net income (loss) per share calculation for the interim periods ended March 31, 2012 and 2011 as they were anti-dilutive:

	Number of Potentially outstanding dilutive shares
	For the Interim Period Ended March 31, 2012	For the Interim Period Ended March 31, 2011
Stock options issued on June 30, 2008 under the 2006 Plan at $0.25 per share expiring on June 30, 2013, five (5) years from the date of issuance, vested upon issuance	70,000	70,000

Warrants issued in connection with the issuance of convertible notes payable issued between July 24, 2008 and August 23, 2008 with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance	-	12,000

Warrants issued in connection with the sale of 15,000 shares of its common stock on November 25, 2008 with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance	-	15,000

Warrants issued in connection with the conversion of consulting fees on September 30, 2011 with an exercise price of $0.01 per share and expiring three (3) years from the date of issuance	752,000	-

Warrants issued in connection with the conversion of a vendor payable on September 30, 2011 with an exercise price of $0.01 per share and expiring three (3) years from the date of issuance	167,700	-

Total potentially outstanding dilutive shares	989,700	97,000

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

Recently Issued Accounting Pronouncements

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

FASB Accounting Standards Update No. 2011-05

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at March 31, 2012 and had a net loss and net cash used in operating activities for the interim period then ended, respectively, with no revenues earned since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Office Equipment

Office equipment, stated at cost, less accumulated depreciation at March 31, 2012 and June 30, 2011 consisted of the following:

	Estimated Useful Life (Years)	March 31, 2012	June 30, 2011
Office equipment	5	$1,288	$1,288

		1,288	1,288
Less accumulated depreciation		(1,081)	(823)
		$207	$465

Depreciation expense for the interim periods ended March 31, 2012 and 2011 was $258 and $194, respectively.

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

On September 30, 2011, the Chief Operating Officer of the company forgave a debt of $275 and was recorded to additional paid in capital..

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

For the interim period ended March 31, 2012, the Company did not grant any stock options nor record any stock-based compensation.

The table below summarizes the Company’s stock option activity through March 31, 2012:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, June 30, 2007	-	$-	$-	-	$-

Granted	85,000	0.25	0.25	4,250	-
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2008	85,000	0.25	0.25	4,250	-

Granted	-	-	-		-
Canceled	(15,000)	0.25	0.25	-	-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2009	70,000	$0.25	$0.25	4,250	$-

Granted	-	-	-		-
Canceled	-	-	-	-	-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2010	70,000	$0.25	$0.25	4,250	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	$-	$-	-	$-
Balance, June 30, 2011	70,000	0.25	0.25	4,250	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	$-	$-	-	$-
Balance, December 31, 2011	70,000	0.25	0.25	4,250	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	$-	$-	-	$-
Balance, March 31, 2012	70,000	0.25	0.25	4,250	-
Vested and exercisable, March 31, 2012	70,000	$0.25	$0.25	4,250	$-

Unvested, March 31, 2012	-	$-	$-	-	$-

The following table summarizes information concerning outstanding and exercisable stock options as of March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25	70,000	1.25	$0.25	70,000	1.25	$0.25

$0.25	70,000	1.25	$0.25	70,000	1.25	$0.25

As of March 31, 2012, there were 930,000 shares of stock options remaining available for issuance under the 2006 Plan.

Warrants

(i) Warrants issued in 2008

In connection with the issuance of convertible notes payable issued between July 24, 2008 and August 23, 2008, the Company issued warrants to purchase 12,000 shares of its common stock in aggregate to the note holder with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance, all of which have been earned upon issuance. The Company determined the fair value of the warrants issued was $2,640 using the Black-Scholes Option Pricing Model.  These warrants all expired, unexercised, during the period ending March 31, 2012.

In connection with the sale of 15,000 shares of its common stock on November 25, 2008, the Company issued warrants to purchase 15,000 shares of its common stock to the investor with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance, all of which have been earned upon issuance. Company determined the fair value of the warrants issued was $3,300 using the Black-Scholes Option Pricing Model. These warrants all expired, unexercised, during the period ending December 31, 2011.

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

The fair value of each warrant grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following assumptions:

September 30, 2011

Expected warrant life (year)	3
Expected volatility	100.00%
Risk-free interest rate	0.42%
Dividend yield	0.000%

The table below summarizes the Company’s warrants activity though March 31, 2012:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, June 30, 2008	-	$-	$-	$-	$-

Granted	27,000	1.00	1.00	5,940	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2009	27,000	$1.00	$1.00	$5,940	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2010	27,000	$1.00	$1.00	$5,940	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-		-
Expired	-	-	-	-		-
Balance, June 30, 2011	27,000	$1.00	$1.00	$5940	$-

Granted	919,700	.01	.01	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	(27,000)	1.00	1.00	(5,940)	-
Balance, December 31, 2011	919,700	$.01	$.01	$-	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-		-
Expired	-	-	-	-		-
Balance, March 31, 2012	919,700	$.01	$.01	$-	$-

Earned and exercisable, March 31, 2012	919,700	$.01	$.01	$-	$-

Unvested, March 31, 2012	-	$.01	$.01	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 - $1.00	919,700	2.5	$.01	919,700	2.5	$.01

$0.01 - $1.00	919,700	2.5	$.01	919,700	2.5	$.01

Note 7 – Related Party Transactions

Advance from related parties

On October 11, 2011, the Chief Operating Officer of the Company advanced the Company $2,000 with no interest and an extended maturity date of September 30, 2012.

On February 17, 2012, a related party of the Company advanced the Company $5,000 with no interest and  a maturity date of June 30, 2012.

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

On April 3, 2012, the Company entered into a promissory note with Jerod Edington, whereby Mr. Edington made a loan to the Company in the amount of $10,000 for a period of One Hundred Eighty (180) days.  The promissory note bears no interest, and matures on September 30, 2012.  Mr. Edington is an affiliate of the company in the positions of Vice President, Chief Operating Officer, and a Director.

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

Due to the fact that we did not meet certain milestones and minimum annual sales targets under the license agreement with Hydrosystemtechnik, our right to manufacture the AO-System products has automatically expired and our licensor may change the agreement from an exclusive agreement to a non-exclusive agreement and may terminate the agreement at any time.  In order to remedy this situation we need to raise at least $400,000 and re-negotiate the terms of the license agreement.

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

Results of Operations

Since Hydrodynex was formed on May 12, 2006, it has not earned any revenues and has incurred a net loss since its inception of $328,095 through March 31, 2012.  The following table provides selected financial data about our company for the period ended March 31, 2012 and June 30, 2011, respectively.

Balance Sheets Data	March 31,2012	June 30, 2011
Cash	$99	$598

Office equipment, net	207	465

Total assets	$306	$1,063
Total liabilities	$45,908	$98,903
Stockholders’ deficit	$(45,602)	$(97,840)

For the nine months ended March 31, 2012, our total operating expenses were $12,115 as compared to $10,748 for the nine months ended March 31, 2011.  The total operating expenses were similar in the two periods due mainly to similar legal, accounting, and consulting fees.  Until the company receives additional financing to carry out its business plan, we do not presently expect our expenses to increase in the next twelve months.  The nine months ended March 31, 2012 included the following expenses:

1.  Legal and Accounting - $6,726

2.  General and Administrative Fees - $5,131

3.  Depreciation - $258

Our cash in the bank at March 31, 2012 was $99.  Net cash used in operating activities during the nine months ended March 31, 2012 was $13,549, compared to net cash used in operating activities during the nine months ended March 31, 2011 of $5,308, a difference of $8,241.

Net cash provided by financing activities since inception through March 31, 2012 was $275,225, which were mainly from the sale of our common stock and warrants, advances from related parties, proceeds from convertible notes payable, and accrued expenses from a related party.  Net cash provided by financing activities for the nine months ended March 31, 2012 was $13,050, which were from advances from related parties, compared to $5,300 for the nine months ended March 31, 2011,  a difference of $7,750.

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

Liquidity and Capital Resources

Since inception, we have financed our operations from private placements of equity securities and loans from shareholders.  We do not have any available lines of credit.  As of March 31, 2012, we had cash in the amount of $99.  We raised $13,050 in capital during the nine months ended March 31, 2012 from financing activities in the form of unsecured and non-interest bearing loans from related parties of the company.  We will need to raise additional capital, take loans, or generate revenue in June 2012 or curtail or cease our basic operations.  We need to raise a minimum of $400,000 to implement and complete the first phase of our business plan, as well as to renegotiate the terms of our license agreement, if possible, to allow us to continue our business plan.

Our Vice President and Chief Operating Officer advanced $8,050 to our company for working capital purposes during the nine months ended March 31, 2012.  $6,000 of the officer advances was included in the $16,300 in total advances from our Vice President and Chief Operating Officer we converted on September 30, 2011, into 326,000 restricted common shares at $0.05 per share.   The remaining balance of $2,050 is unsecured, non-interest bearing and due on September 30, 2012.   A related party also advanced $5,000 to our company for working capital purposes during this period. Such amount is unsecured, non-interest bearing and due on June 30, 2012

On September 30, 2011, we converted $8,385 in account payables owed to a services provider and $37,600 in accrued consulting fees owed to our Vice President and Chief Operating Officer into 919,700 three-year warrants exercisable at $0.01 per share.

We do not have sufficient capital resources to carry on operations past June 2012.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond June 2012, but we plan to raise additional capital in a private stock offering to secure funds needed to finance our plan of operation for at least the next twelve months, or enter into loans from existing shareholders to support operations.  We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  However, these are forward-looking statements, and there may be changes that could consume available resources before such time. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, technology verification costs, among others.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2012.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of March 31, 2012.  The material weaknesses we identified in our annual report on Form 10-K for our fiscal year ending June 30, 2011 have not been remedied due to our lack of sufficient capital resources.

Changes in Internal Control Over Financial Reporting

As of March 31, 2012, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure [Not Applicable]

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Registrant(1)

3.2	Bylaws of Registrant(1)

4.1	Form of 2009 Stock Purchase Agreement (2)

10.1	Form of 2012 Promissory Note (3)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

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

(3)

Filed with the Securities and Exchange Commission on April 9, 2012, as an exhibit, numbered as indicated above, to the Registrant’s Form 8-K (file no. 000-53506), which exhibit is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hydrodynex, Inc.

May 21, 2012	By:	/s/ Ronald Kunisaki
Ronald Kunisaki President and Chief Executive Officer (Principal Executive Officer)

May 21, 2012	By:	/s/ Richard Kunisaki
Richard Kunisaki Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)