Form 10-K
period 2012-06-30
Hydrodynex, Inc.
filed 2012-10-15
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2012.
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 000-53506

Hydrodynex, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-4903071 (I.R.S. employer identification number)
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

YES [X]  NO [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2012 is $60,944 based on the conversion price of shares issued for debt on September 30, 2011 of $0.05 per share.  Shares of Common Stock held by each officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.  The shares of our company are currently listed on the NASDAQ OTC Bulletin Board exchange, symbol “HDYX”.

Number of shares of Hydrodynex Inc. common stock outstanding  as of October 14, 2012: 2,299,880 shares

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

PART I

ITEM 1.  Business.

A. Hydrodynex, Inc. – Introduction and Business Strategy	5
B. Hydrodynex’ Exclusive Technology License Agreement	6
C. Hydrodynex Products	10
D. Description of Proprietary Technology	10
E. Other Competing Technologies	11
F. Market Analysis and Competition	11
G. Marketing and Sales	12
H. Patents, Trademarks, and Copyrights	13
I. Employees	13
J. Governmental Regulation	13

A.  Hydrodynex, Inc. – Introduction and Business Strategy

Hydrodynex, Inc., a Nevada Corporation, was founded on May 12, 2006, for the purpose of acquiring an exclusive North American license for the marketing and distribution rights of an anodic oxidation water disinfection product commonly referred to as the AO-System® technology. The primary objective of our company has been to commercialize this technology in North America initially through direct sales in order to gain a substantial market penetration.  Hydrodynex has developed a strategic business plan to introduce and market the AO-Systems® in North America.  Hydrodynex believes that due to the innovative technology, the AO-Systems® has the potential to be very competitive in the commercial water disinfection and treatment market.

As a result of the research and development work beginning in 1985 and conducted by Hydrosystemtechnik GmbH, from whom we were granted an exclusive license for the anodic oxidation water disinfection product, substantial technological discoveries were made and a mechanized water disinfection unit was developed and improved which is collectively referred to as the AO-System®.  Hydrosystemtechnik GmbH has developed and commercialized this innovative water purification and disinfection system and has been selling these units in the European market for the last 17 years.  In 2002, advancements to include warm water systems were developed by Hydrosystemtechnik GmbH.  Two U.S. patents have been granted to Hydrosystemtechnik GmbH covering the apparatus design of a water sterilization unit that uses the principals of anodic oxidation without adding chlorine compounds.  Hydrosystemtechnik GmbH had, as of the end of 2011, sold and installed over 160 AO-Systems® units of 11 different models for projects in Europe and approximately 15 other countries worldwide.

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

B.  Hydrodynex’ Exclusive Technology License Agreement

We entered into a Marketing, Distribution and License Agreement with Hydrosystemtechnik GmbH September 3, 2007.  On August 30, 2008, we entered into an Amended Marketing, Distribution and License Agreement, or amended license agreement, with Hydrosystemtechnik, which has the same effective date as the original license agreement, September 3, 2007, and supersedes the original license agreement.  Under the amended license agreement, we were granted the right to sell water disinfection systems based on the AO-System® technology in all markets (except the dental market) in Canada, the United States, and Mexico on an exclusive basis for a period of three years after the effective date of the license agreement.  The license was to remain exclusive subject to Hydrodynex meeting the following milestones: (a) leasing or purchasing an AO-System® prior to November 30, 2009, as extended by the licensor, and (b) obtaining, by March 3, 2010, verification and certification of the AO-System® technology by the U.S. EPA necessary for commercialization and selling water disinfection systems in whole or in part within the United States.  Since we failed to meet all of these milestones, our licensor could change our license agreement to,  a non-exclusive license and could terminate the agreement at any time.  Those items were not satisfied, but the licensor has not as of this time reduced the exclusive license to a non-exclusive status.

Specifically, to maintain the exclusivity of the license we were required achieve  minimum annual sales volume of 100.000 EUR in each business year subsequent to the third anniversary year after the effective date (Sept. 3, 2007), which we did not reach.  In addition, in order to maintain the exclusivity of the license, we were obligated to (a) make application to six states in the Western U.S. for certification of the AO-System® technology within 90 days after receiving the NSF and EPA verification, (b) sell, deliver and install at least one AO-System® in the U.S. in the two year exclusivity period following technology verification, and (c) we are required to demonstrate financial responsibility in the form of a bank credit line or equity funding of not less than $500,000 to accomplish the objectives necessary to retain the exclusivity of the license.  None of these criteria has been met and will not be met due to the time that is needed for NSF and EPA verification and the lack of capital currently available to the company.  We plan to re-negotiate the license agreement with Hydrosystemtechnik to get the exclusive rights extended, but that is a forward looking statement and we are not likely to be successful in such negotiations  unless sufficient capital funding can be brought into Hydrodynex and reasonable terms can be reached with the licensor.

We plan to undertake to secure technology verification from NSF, an independent third party testing laboratory, accredited by the EPA, to legally sell AO-Systems® in the United States, but we have not initiated this process because we have yet to pay the remaining balance of €17,625 for the AO-System® test reactor unit that has been built for us by our licensor Hydrosystemtechnik.  Once we have completed our payment for the test reactor unit we can arrange delivery of the unit to NSF in Ann Arbor, Michigan for testing.  When we have sufficient funds to pay the remaining balance of the test unit, arrangements for payment and shipping to the U.S. of the test reactor unit will be made.

We were also required, beginning year three after the effective date, or September 3, 2009, to meet certain minimum annual sales targets, based on net purchase value, for sales of AO-System® products in the North American territory, which increase from €30,000 in year three to €500,000 in year six and thereafter, in order to maintain the exclusivity of the license.  We have failed to meet the minimum annual sales targets in each year and the licensor, Hydrosystemtechnik GmbH, has the option to revert the license agreement to a non-exclusive marketing agreement at any time.  We have paid two non-refundable license fees in the aggregate amount of €30,000, and a third license fee in the amount of €20,000 will be due upon certification and approval of the AO-Systems® by the US Environmental Protection Agency for commercial sales in the United States.  We were also required to attain and maintain minimum annual sales volume of €500,000 in order to have the right to manufacture water disinfection systems based on the AO-System® technology and sell them in the licensed territory.  If after September 3, 2011 we do not maintain minimum annual sales volume of €500,000 in any two consecutive years, the right to manufacture will expire automatically in the subsequent year.  Since we will not meet that minimum required sales volume for 2012 and we are unlikely to meet that requirement for 2013 as well, unless we renegotiate this requirement with the licensor we will lose the right under the license agreement to manufacture AO-Systems®..  We are obligated to pay a royalty on the products actually assembled or manufactured and sold to third parties in the amount of 10% of the net selling price on all AO-Systems®.  We are not obligated to pay a royalty on finished AO-Systems® purchased from Hydrosystemtechnik and resold.  We are also obligated to pay fifty percent of the direct costs related to preparing and prosecution of patents and patent applications in the U.S., Canada or Mexico, including legal fees, filing fees maintenance fees and transaction costs, so long as the license agreement remains in effect.

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

If we are able to make the remaining payment of of €17,625 for the AO-System® test reactor unit that has been built for us by our licensor Hydrosystemtechnik, and if we can obtain EPA approval for our AO-System and successfully re-negotiate our license agreement, we plan to market, sell, install, and maintain specialized AO-Systems® on a retail basis pursuant to the license.  Stationary-type systems will be sold and installed in facilities such as hospitals, hotels, water cooling towers, swimming pools, etc.  Transportable AO-Systems® and packaging units will be marketed to the U.S. military and other associations involved in the use of portable water treatment systems for emergency and non-emergency markets.  Hydrodynex will purchase components on a wholesale basis from Hydrosystemtechnik to make, use, and sell specific water disinfection systems on a custom basis for it customers.  Hydrodynex has the option to engage in future manufacturing of the AO-Systems® when it is deemed necessary and financially justifiable, if we do not lose that right due to not maintaining minimum annual sales volume of €500,000 in any two consecutive years.

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

Our company is structured expressly as a marketing entity and therefore we do not currently engage in the design, development or manufacturing of products.  In phase one of our multiphase marketing plan, subject to successful renegotiation of our license agreement, payment for and receipt of the AO-System® test reactor unit, and subsequently, receipt of approval from the EPA, of which there is no assurance, we intend to market and sell the AO-System®, a device that disinfects potable water systems and industrial water systems, under an OEM arrangement with our Licensor Hydrosystemtechnik, GmbH.  To date, we have no revenues from operations.  Our expenses consist of management activities and personnel costs.  If necessary funding is obtained and approval to sell the units in North America, we intend to accomplish the following:

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

STRATEGY

We need to raise a minimum of $400,000 to implement and complete the first phase of our business plan, as well as to renegotiate the terms of our license agreement, if possible, to allow us to continue our business plan.  There will be an addition requirement of $2,000,000 to complete the second phase of our business plan.  There is no assurance that we will be successful in renegotiating our license agreement and not lose our exclusive or non-exclusive license agreement  and there is no assurance of raising these funds and in the event were are successful, there is no assurance that the terms and conditions of these funds will be in the best interest of our company or our shareholders.  We do not have any arrangements for financing and we may not be able to find such financing if required.  We will need to obtain additional financing to operate our business for the next twelve months, and if we do not, our business will fail.  We will raise the capital necessary to fund our business through a private offering of our common stock or units consisting of common stock and stock purchase warrants.  Obtaining additional financing would be subject to a number of factors, including investor acceptance of our business strategy, its technology and investor sentiment.  These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

Phase 1: Renegotiation of our License Agreement, Finalization of the Strategic Marketing Plan, initial start-up capital realization through a second private stock offering, pay for and receive delivery of the AO-System® test reactor unit, undertaking independent testing, securing EPA and State certification, and hiring/training sales and technical personnel.

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

C.  Hydrodynex Licensed Products

The AO-System® units that Hydrodynex plans to sell utilize a novel and patented advanced technology broadly known as Anodic Oxidation.  The AO-System® delivers this technology with 11 different reactor unit models to a wide range of water volume parameters and applicable markets such as potable water systems in buildings, municipal water treatment plants, and cooling tower disinfection.  The eleven different models have essentially only two variables in their parameters, a) ability to treat different water flow volumes, and b) ability to treat hot, cold, or both temperatures of water systems.  Improved electrode composition, design configurations, and process tuning, which are characteristics described in the associated patents make this generation of AO-System® more advanced than other AO technologies developed over the past several decades.  We feel that the due diligence information gathering we have performed on other current competing technologies shows that the AO-System® offers higher disinfection standards and we have found various shortcomings in competing technologies, as discussed below in Section E.  When treating water for Legionella bacteria, conventional methods consisting of hyper-chlorination and super heat-flushing are generally known in the industry as temporary fixes and not permanent solutions.  The AO-System® provides a viable technical solution to kill Legionella bacteria and maintain a safe water system environment.

Initially, Hydrodynex does not plan to produce any products or components; instead it plans to act as an exclusive master distributor of AO-Systems® in Canada, the United States, and Mexico, assuming that we can re-negotiate our license agreement.  When and if the volume of sales warrants the setup of an assembly and manufacturing facility in North America, we plan to enter Phase II of our business plan and take on the responsibility of assembling and manufacturing the units by Hydrodynex or outsource the manufacturing to a reliable subcontractor here in the U.S. or another foreign country.

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

In management’s opinion and to its knowledge, at this point in time, there is no technology similar to advanced AO-Systems® available in the United States.  However, the market resistance against new products and new technical solutions has to be overcome in order for the company to become successful and there is no assurance that this will happen.  Potential customers may be unwilling to purchase from an under-funded development stage company such as ours that has no proven track record and is understaffed.  But we believe that the need for our system is great and we can offer certain advantages, as high-lighted in the above section D.

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

On September 3, 2007, we obtained an exclusive license in Canada, the United States and Mexico from Meinolf Schoeberl and Hydrosystemtechnik to any proprietary technology being developed by Hydrosystemtechnik involving advanced Anodic Oxidation water disinfection units in any markets but the dental market.  Since we have failed to meet certain minimum annual sales targets under the license agreement, the licensor, Hydrosystemtechnik GmbH, has the option to revert the license agreement to a non-exclusive marketing agreement at any time.

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

I.  Employees

The President and Chief Executive Officer of Hydrodynex, Ronald Kunisaki has other outside employment and dedicates approximately two hours per week to our company with no monetary compensation and no employment or other compensation arrangement with our company.  Our Chief Financial Officer, and Treasurer, Richard Kunisaki, is currently a full-time CPA and dedicates approximately two hours per week to our company, also without compensation and without any employment or other arrangement with our company.  Our Chief Operations Officer and Vice President, Jerod Edington, performs employee like services for our company on a part time basis.  Mr. Edington is a part-time business consultant and works approximately five hours per week for the benefit of Hydrodynex.  Our Secretary, Derek Grant, works full time for Qumu, Inc. and dedicates approximately one hour per week to Hydrodynex with no monetary compensation.

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

We would be initially dependent on third-party manufacturers, over whom we have limited control.

The manufacturing process of the AO-Systems® and any other ancillary replacement components would be initially been outsourced to the Licensor, pursuant to the terms of the existing License Agreement between Hydrodynex and Hydrosystemtechnik GmbH.  The Licensor is dependant upon many third party vendors in Germany and other European countries to supply essential components, which are assembled and tested in the Licensor’s manufacturing facility in Germany.  We do not have any manufacturing facilities and expect to rely upon Hydrosystemtechnik to properly manufacture our products.  Our dependence upon a third party for the manufacture of our proposed products may adversely affect our profit margins and our ability to develop and deliver proposed products on a timely and competitive basis.  Any delays in manufacturing and distribution will have an adverse impact on the price of our Company’s shares.

We may be subject to product liability claims.

The sale of the AO-Systems® in the future may expose us to the risk of significant losses resulting from product liability.  Although we intend to obtain and maintain product liability insurance to offset some of this risk, we may be unable to secure such insurance or it may not cover certain potential claims against us.

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

From our inception on May 12, 2006 to the accounting period ended on June 30, 2012, Hydrodynex has not generated any revenue.  Rather, Hydrodynex operates under a net loss, and has an accumulated deficit of $327,847 as of the period ended June 30, 2012.  Hydrodynex does not currently have any revenue producing operations.  Hydrodynex is not currently operating profitably, and it should be anticipated that it will operate at a loss at least until such time when the production stage is achieved, if production is, in fact, ever achieved.

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

We have no operating history and have not proved we can operate successfully.  We face all of the risks inherent in a new business.  If we fail, investments in our common stock will become worthless.  From inception of May 12, 2006 to the audited period ended on June 30, 2012 and the audited period through June 30, 2011, we incurred a net loss of $327,847 and $319,450, respectively, and did not earn any revenue.  Hydrodynex does not currently have any revenue producing operations.

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

We expect that we will need to raise funds in October 2012 in order to meet our working capital requirements.  At present, we don't have the funds to continue operations past October 2012 based upon our present monthly use of funds.  We may not be able to obtain additional financing on terms favorable to us, if at all.  If adequate funds are not available to us, we may have to curtail or cease operations after October 2012, which would materially harm our business and financial results.  To the extent we raise additional funds through further issuances of equity or convertible debt or equity securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.  Furthermore, any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

We do not have the funds needed to continue operations past October 2012.

We need to raise a minimum of $400,000 to implement and complete the first phase of our business plan, as well as to renegotiate the terms of our license agreement, if possible, to allow us to continue our business plan.  Securing these funds or any funds to continue operations will be difficult and there is no guarantee that we can continue operations beyond October 2012.

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

The report of our independent auditors, on our audited financial statements as of and for the fiscal year ended June 30, 2012 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Our operations are dependent upon our ability to obtain financing and our ability to achieve future profitable operations from the development of our business model.  If we are not able to continue as a going concern, it is likely investors will lose their entire investment.

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

The transfer agent of Hydrodynex is Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

As of June 30, 2012, there were 47 holders of record of Hydrodynex’ common stock, of which 2,299,880 were issued and outstanding.

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

Phase 1: Finalization of the Strategic Marketing Plan, initial start-up capital realization through a second private stock offering, paying for the AO-System® test reactor unit, undertaking independent testing, securing EPA and State certification, and hiring/training sales and technical personnel.

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

We have paid a non-refundable license fees in the aggregate amount of €30,000 and a third license fee in the amount of €20,000 will be due upon certification and approval of the AO-Systems® by the US Environmental Protection Agency for commercial sales in the United States which is indicated as a license fee payable of $25,157 in our balance sheet.  We are obligated to pay a royalty on the products actually assembled or manufactured and sold to third parties in the amount of 10% of the net selling price on all AO-Systems®.  We are not obligated to pay a royalty on finished AO-Systems® purchased from Hydrosystemtechnik and resold.  We are obligated to pay fifty percent of the direct costs related to preparing and prosecution of patents and patent applications in the U.S., Canada or Mexico, including legal fees, filing fees, maintenance fees, and transaction costs, so long as the license agreement remains in effect. We have paid $6,997 for patent fees thus far and expensed the entire balance of $6,997 of the prepaid patent application costs on June 30, 2011 since we are currently unable to finance the patent application process and secure EPA approval of the AO-System in order to begin selling in the United States within the time period specified in the agreement.

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

Results of Operations

Since Hydrodynex was formed on May 12, 2006, it has not earned any revenues and has incurred a net loss since its inception of $327,847 through June 30, 2012.  The following table provides selected financial data about our company for the period ended June 30, 2012 and June 30, 2011, respectively.

Balance Sheets Data	June 30, 2012	June 30, 2011
Cash	$1,230	$598

Office equipment, net	207	465
Prepaid expenses	1,000	0

Total assets	$2,437	$1,063
Total liabilities	$47,791	$98,903
Stockholders’ equity (deficit)	$(45,354)	$(97,840)

For the year ended June 30, 2012, our total operating expenses were $13,386 as compared to $22,466 for the year ended June 30, 2011.  Our operating expenses have decreased between these time periods by $9,080 and until the company receives additional financing, we do not presently expect our expenses to increase in next twelve months.  The total operating expenses were lower in the most recent year ended due mainly to a decrease in legal, accounting, and consulting fees.  The year ended June 30, 2012 included the following major expenses:

1.  Legal and Accounting - $7,142

2.  Consulting Fees - $0

3.  General and Administrative Fees - $5,855

4.  Depreciation Expenses- $258

5.  Patent Application Cost- $0

Our cash in the bank at June 30, 2012 was $1,230.  Net cash used in operating activities during the year ended June 30, 2012 was $22,418, compared to net cash used in operating activities during the year ended June 30, 2011 of $8,155, a difference of $14,263.

Net cash provided by financing activities since inception through June 30, 2012 was $285,225 from the sale of our common stock and warrants, advances from officers, proceeds from convertible notes payable, and accrued expenses from a related party.  Net cash provided by financing activities for the fiscal year ended June 30, 2012 was $23,050 from related party advances compared to $8,575 for the fiscal year ended June 30, 2011, a difference of $14,475.

In its report on our June 30, 2012 audited financial statements, our auditors express an opinion that there is substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have been in the developmental stage and have had no revenues since inception. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.  There can be no assurances to that effect.

Liquidity and Capital Resources

Since inception, we have financed our operations from private placements of equity securities and loans from shareholders.  We do not have any available lines of credit.  As of June 30, 2012, we had cash in the amount of $1,230.  We raised only $23,050 in capital during the year ended June 30, 2012 from financing activities with related parties in the form of unsecured and non-interest bearing loans and loans converted to shares.  We will need to raise additional capital, take loans, or generate revenue in October 2012 or curtail or cease our basic operations.  We need to raise a minimum of $400,000 to implement and complete the first phase of our business plan, as well as to renegotiate the terms of our license agreement, if possible, to allow us to continue our business plan.

Our Vice President and Chief Operating Officer advanced $18,050 to our company for working capital purposes during the year ended June 30, 2012.  $6,000 of this was converted to shares.  $12,050 remains owed and is unsecured, non-interest bearing, and matures on June 30, 2013.  A related party advanced $5,000 to our company for working capital purposes during the year ended June 30, 2012.   Such amount is unsecured, non-interest bearing, and matures on June 30, 2013.

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

We do not have sufficient capital resources to carry on operations past October 2012.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond October 2012, but we plan to raise additional capital in a private stock offering to secure funds needed to finance our plan of operation for at least the next twelve months, or enter into loans from existing shareholders to support operations.  We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  However, these are forward-looking statements, and there may be changes that could consume available resources before such time. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, technology verification costs, among others.

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

ITEM 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hydrodynex, Inc.

(A development stage company)

Burbank, California

We have audited the accompanying balance sheets of Hydrodynex, Inc., a development stage company, (the “Company”) as of June 30, 2012 and 2011 and the related statements of operations, stockholder’s equity (deficit) and cash flows for the fiscal years then ended and for the period from May 12, 2006 (Inception) through June 30, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2012 and 2011 and the results of its operations and its cash flows for the fiscal years then ended and for the period from May 12, 2006 (Inception) through June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at June 30, 2012 and had a net loss and cash used in operating activities for the fiscal year then ended, with no revenues earned during the period.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

October 12, 2012

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2012	June 30, 2011

Assets
Current Assets
Cash	$1,230	$598
Prepaid expenses	1,000	-

Total Current Assets	2,230	598

Office Equipment
Office equipment	1,288	1,288
Less: Accumulated depreciation	(1,081)	(823)

Office Equipment, net	207	465

Total Assets	$2,437	$1,063

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$5,584	$17,648
Accrued expenses	-	4,300
Accrued expenses - related party	-	37,600
Current portion of license fee payable	25,157	-
Advances from related parties	17,050	10,575

Total Current Liabilities	47,791	70,123

License Fee Payable	-	28,780

Total Liabilities	47,791	98,903

Stockholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
none issued or outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized,
2,299,980 and 1,973,880 shares issued and outstanding, respectively	2,300	1,974
Additional paid-in capital	280,193	219,636
Deficit accumulated during the development stage	(327,847)	(319,450)

Total Stockholders' Deficit	(45,354)	(97,840)

Total Liabilities and Stockholders' Deficit	$2,437	$1,063

See accompanying notes to the financial statements

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period from
	For the Fiscal Year	For the Fiscal Year	May 12, 2006
	Ended	Ended	(inception) through
	June 30, 2012	June 30, 2011	June 30, 2012

OPERATING EXPENSES
Advertising and promotion	$131	$-	$5,560
Consulting fees - officer	-	-	61,000
Depreciation	258	258	1,081
Director fees	-	-	2,750
General and administrative	5,855	4,061	31,305
Impairment of deferred license fees	-	-	68,175
Patent application costs	-	6,997	6,997
Professional fees	7,142	11,150	120,884
Travel expenses	-	-	10,996

Total Operating Expenses	13,386	22,466	308,748

LOSS FROM OPERATIONS	(13,386)	(22,466)	(308,748)

OTHER (INCOME) EXPENSES
Foreign currency transactions (gain) loss	(3,623)	4,364	(1,640)
Forgiveness of debt	(1,677)	-	(10,298)
Interest expense	311	-	4,046
Loss of advance on purchases	-	-	26,991

Total Other (Income) Expenses	(4,989)	4,364	19,099

LOSS BEFORE INCOME TAXES	(8,397)	(26,830)	(327,847)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(8,397)	$(26,830)	$(327,847)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding -
basic and diluted	2,218,608	1,973,880

See accompanying notes to the financial statements

Hydrodynex, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from May 12, 2006 (Inception) through June 30, 2012

	Common Stock, $0.001 Par Value			Deficit accumulated	Total
	Number of		Additional	During the	Stockholders'
	Shares	Amount	Paid-in Capital	Development Stage	Equity (Deficit)
Balance, May 12, 2006 (inception)	-	$-	$-	$-	$-

Shares issued to President for cash
at $0.01 per share upon formation	200,000	200	1,800		2,000
Net loss				(536)	(536)
Balance, June 30, 2006	200,000	200	1,800	(536)	1,464

Shares issued to President for cash
at $0.01 per share	300,000	300	2,700		3,000
Net loss				(1,296)	(1,296)
Balance, June 30, 2007	500,000	500	4,500	(1,832)	3,168

Shares issued for cash at $0.10 per share	1,000,000	1,000	99,000		100,000
Options issued for director fees			2,750		2,750
Options issued for services			1,500		1,500
Net loss				(84,454)	(84,454)
Balance, June 30, 2008	1,500,000	1,500	107,750	(86,286)	22,964

Common stock issued in connection with sale of security
units for cash at $0.50 per unit November 25, 2008	15,000	15	4,185		4,200
Warrants issued in connection with sale
of security units for cash at $0.50 per unit			3,300		3,300
Warrants issued in connection with
issuance of convertible notes payable			2,640		2,640
Shares issued for cash at $0.20 per share January 23, 2009	250,000	250	49,750		50,000
Net loss				(86,463)	(86,463)
Balance, June 30, 2009	1,765,000	1,765	167,625	(172,749)	(3,359)

Common stock issued for conversion of notes
payable at $0.25 per share	38,880	39	9,681		9,720
Common stock issued in connection with sale of security
units for cash at $0.25 per unit.	30,000	30	7,470		7,500
Shares issued for cash at $0.25 per share.	140,000	140	34,860		35,000
Net loss				(119,871)	(119,871)
Balance, June 30, 2010	1,973,880	1,974	219,636	(292,620)	(71,010)

Net loss				(26,830)	(26,830)
Balance, June 30, 2011	1,973,880	1,974	219,636	(319,450)	(97,840)

Common stock issued for conversion of
advances from an officer of $16,300	326,000	326	15,974		16,300
Warrants issued for conversion of $37,600 of accrued expenses - officer
exercisable at $0.01 per share			37,600		37,600
Warrants issued for conversion of $8,385 of accounts payable
exercisable at $0.01 per share			6,708		6,708
Forgiveness of advance from officer			275		275
Net loss				(8,397)	(8,397)
Balance, June 30, 2012	2,299,880	$2,300	$280,193	$(327,847)	$(45,354)

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows
				For the Period from
	For the Fiscal		For the Fiscal	May 12, 2006
	Year Ended		Year Ended	(inception) through
	June 30, 2012		June 30, 2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,397)		$(26,830)	$(327,847)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	258		258	1,081
Forgiveness of accounts payable	(1,677)		-	(1,677)
Write-off of prepaid patent application cost	-		6,997	6,997
Loss of advance on purchases	-		-	26,991
Impairment of deferred license fees	-		-	68,175
Stock options issued for services	-		-	4,250
Amortization of discount on convertible notes payable	-		-	2,640
Changes in operating assets and liabilities:
Prepaid expenses	(1,000)		-	(1,000)
Advances on purchases	-		-	(26,991)
Accounts payable and accrued expenses	(7,979)		7,056	13,969
Interest payable	-		-	720
License fees payable	(3,623)		4,364	25,157
NET CASH USED IN OPERATING ACTIVITIES	(22,418)		(8,155)	(207,535)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	-		-	(1,288)
Prepaid patent applications costs	-		-	(6,997)
Deferred license fees	-		-	(68,175)
NET CASH USED IN INVESTING ACTIVITIES	-		-	(76,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Accrued expenses - officer	-		-	37,600
Advances from related parties	23,050		8,575	38,911
Repayment of advances from officer	-		-	(5,286)
Proceeds from convertible notes payable	-		-	12,000
Repayment of convertible notes payable	-		-	(3,000)
Proceeds from sale of common stock and warrants	-		-	205,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	23,050		8,575	285,225

NET CHANGE IN CASH	632		420	1,230
Cash, Beginning of Period	598		178	-
Cash, End of Period	$1,230		$598	$1,230

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-		$-	$3,680
Income tax paid	$-		$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Warrants issued in connection with issuance of convertible debt	$-		$-	$2,640
Warrants issued for accrued expenses	$37,600	$		$37,600
Forgiveness of advance from officer	$275	$		$275
Common shares issued for conversion of advances from an officer	$16,300		$-	$25,300
Common shares issued for conversion of interest payable	$-		$-	$720

See accompanying notes to the financial statements

Hydrodynex, Inc.

(A Development Stage Company)

June 30, 2012 and 2011

Notes to the Financial Statements

Note 1 - Organization and Operations

Hydrodynex, Inc. (a development stage company) (“Hydrodynex” or the “Company”) was incorporated on May 12, 2006 under the laws of the State of Nevada for the purpose of the marketing and distribution of AO-System (Anodic Oxidation) water treatment units under an exclusive license agreement for the Territory of North America comprising the United States, Canada and Mexico.

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of office equipment, income tax rate, income tax provision and valuation allowance of deferred tax assets; foreign currency exchange rate and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

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

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

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

Income Tax Provision

The Company follows paragraph 740-10-30-2 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended June 30, 2012 or 2011.

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

The following table shows number of potentially outstanding dilutive shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Number of Potentially outstanding dilutive shares
	For the Fiscal Year Ended June 30, 2012	For the Fiscal Year Ended June 30, 2011
Stock options issued on June 30, 2008 under the 2006 Plan at $0.25 per share expiring on June 30, 2013, five (5) years from the date of issuance, vested upon issuance	70,000	70,000

Warrants issued in connection with the issuance of convertible notes payable issued between July 24, 2008 and August 23, 2008 with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance	-	12,000

Warrants issued in connection with the sale of 15,000 shares of its common stock on November 25, 2008 with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance	-	15,000

Warrants issued in connection with the conversion of consulting fees on September 30, 2011 with an exercise price of $0.01 per share and expiring three (3) years from the date of issuance	752,000	-

Warrants issued in connection with the conversion of a vendor payable on September 30, 2011 with an exercise price of $0.01 per share and expiring three (3) years from the date of issuance	167,700	-

Total potentially outstanding dilutive shares	989,700	97,000

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at June 30, 2012 and had a net loss and net cash used in operating activities for the fiscal year then ended, respectively, with no revenues earned since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Office Equipment

Office equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	June 30, 2012	June 30, 2011

Office equipment	5	$1,288	$1,288

		1,288	1,288

Less accumulated depreciation		(1,081)	(823)

		$207	$465

Depreciation expense for the fiscal years ended June 30, 2012 and 2011 was $258 each.

Note 5 – Exclusive Technology License

On September 3, 2007 (“Effective Date”), the Company acquired an exclusive technology license (“Agreement”) for the Territory of North America, comprising Canada, the United States and Mexico to manufacture or assemble and market the AO-System water treatment system (AO – Anodic Oxidation) from Hydrosystemtechnik, GmbH (“Grantor”), a German corporation.  The Company has agreed to pay a licensing fee as follows: (i) €10,000 (equivalent to $13,635 at September 3, 2007) within 120 days of the  Effective Date; (ii) €20,000 (equivalent to $27,270 at September 3, 2007) on November 30, 2008; and (iii) €20,000 (equivalent to $27,270 at September 3, 2007) upon AO-System being certified and approved by the United States Environmental Protection Agency (“EPA”) for selling on a commercial basis in the United States, or €50,000 (equivalent to $68,175 at September 3, 2007) in aggregate, all of which are non-refundable and may be recouped from the future Product Royalty in perpetuity at ten percent (10%) of the Net Selling Price on all AO water treatment systems assembled or manufactured by the Company or a subcontract manufacture utilized by the Company and paid for by customers of the Company due and payable quarterly within 30 days from the last day of the quarter provided the Company exercises its right to manufacture or assemble AO-Systems.  In the event the Company does not manufacture or assemble AO-Systems, the Company pays no royalty on finished units purchased from  the licensor and resold to customers of the Company, the license fees will no longer be considered prepaid royalties   and the Company will amortize prepaid royalties over the remaining legal life of the patent of AO System, or estimated useful life, or the term of the contract, whichever is shorter in the event that the Company decides not to manufacture or assemble AO-System.

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

The Company paid the first installment of €10,000 with $14,892 on December 17, 2007 and the second installment of €20,000 due on November 30, 2008 was paid with $26,486 on January 26, 2009.  The due date for the third installment of €20,000 is undeterminable pending on EPA approval.

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

On September 30, 2011, the Company converted $16,300 in advances from an officer into 326,000 shares of common stock at $0.05 per share.

On September 30, 2011, the Chief Operating Officer of the company forgave a debt of $275 which was recorded as additional paid in capital.

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

For the fiscal year ended June 30, 2012, the Company did not grant any stock options nor record any stock-based compensation.

The table below summarizes the Company’s stock option activity through June 30, 2012:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, June 30, 2007	-	$-	$-	-	$-

Granted	85,000	0.25	0.25	4,250	-
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2008	85,000	0.25	0.25	4,250	-

Granted	-	-	-		-
Canceled	(15,000)	0.25	0.25	-	-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2009	70,000	0.25	0.25	4,250	-

Granted	-	-	-		-
Canceled	-	-	-	-	-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2010	70,000	0.25	0.25	4,250	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2011	70,000	0.25	0.25	4250	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2012	70,000	0.25	0.25	4,250	-

Vested and exercisable, June 30, 2012	70,000	$0.25	$0.25	4,250	$-

Unvested, June 30, 2012	-	$-	$-	-	$-

The following table summarizes information concerning outstanding and exercisable stock options as of June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25	70,000	1.0	$0.25	70,000	1.0	$0.25

$0.25	70,000	1.0	$0.25	70,000	1.0	$0.25

As of June 30, 2012, there were 930,000 shares of stock options remaining available for issuance under the 2006 Plan.

Warrants

(i) Warrants issued in 2008

In connection with the issuance of convertible notes payable issued between July 24, 2008 and August 23, 2008, the Company issued warrants to purchase 12,000 shares of its common stock in aggregate to the note holder with an exercise price of $1.00 per share, expiring three (3) years from the date of issuance, all of which have been earned upon issuance. The Company determined the fair value of the warrants issued was $2,640 using the Black-Scholes Option Pricing Model.  These warrants all expired, unexercised, during the year ending June 30, 2012.

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

(ii) Warrants issued in 2011

On September 30, 2011, the Company converted $37,600 in accrued expenses - officer into warrants to purchase 752,000 shares of its common stock exercisable at $0.01 per share and expiring three (3) years from the date of issuance.  The Company valued these warrants issued at $30,080 on the date of grant using the Black-Scholes Option Pricing Model, and recorded both (i) the fair value of warrants of $30,080 and (ii) the difference between the fair value of warrants and accrued expenses – officer, the forgiveness of debt from officer of $7,520 as additional paid-in capital.

On September 30, 2011, the Company converted $8,385 in accounts payable into warrants to purchase 167,700 shares of its common stock exercisable at $0.01 per share, expiring thee (3) years from the date of issuance.  The Company valued these warrants issued at $6,708 on the date of grant using the Black-Scholes Option Pricing Model, and recorded (1) the fair value of warrants of $6,708 as additional paid-in capital and (2) the difference between the fair value of warrants and accounts payable of $1,677 forgiveness of debt.

The fair value of each warrant grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following assumptions:

September 30, 2011
Expected option life (year)	3

Expected volatility	100.00%

Risk-free interest rate	0.42%

Dividend yield	0.00%

(remainder of page left intentionally blank)

The table below summarizes the Company’s warrants activity though June 30, 2012:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, June 30, 2008	-	$-	$-	$-	$-

Granted	27,000	1.00	1.00	5,940	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2009	27,000	1.00	1.00	5,940	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2010	27,000	1.00	1.00	5,940	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-		-
Expired	-	-	-	-		-
Balance, June 30, 2011	27,000	1.00	1.00	5940	-

Granted	919,700	0.01	0.01	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	(27,000)	1.00	1.00	(5,940)	-
Balance, June 30, 2012	919,700	$0.01	$0.01	$-	$-

Earned and exercisable, June 30, 2012	919,700	$0.01	$0.01	$-	$-

Unvested, June 30, 2012	-	$0.01	$0.01	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01	919,700	2.25	$0.01	919,700	2.25	$0.01

$0.01	919,700	2.25	$0.01	919,700	2.25	$0.01

Note 7 – Related Party Transactions

Advances from Officer

On October 11, 2011, the Chief Operating Officer of the Company advanced the Company $2,000 with no interest and an extended maturity date to June 30, 2013.

On February 17, 2012, a related party of the Company advanced the Company $5,000 with no interest and a maturity date of June 30, 2012, which was subsequently extended to December 31, 2012.

On April 3, 2012, the Chief Operating Officer of the Company advanced the Company $10,000 with no interest and an extended maturity date to June 30, 2013.

Free Office Space from Its Stockholder and Chief Operating Officer

The Company has been provided office space by its stockholder and Chief Operating Officer at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 8 – Income Tax Provision

Deferred Tax Assets

At June 30, 2012, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $327,847 that may be offset against future taxable income through 2032.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $111,467, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $111,467.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $2,854 and $9,122 for the fiscal year ended June 30, 2012 and 2011, respectively.

Components of deferred tax assets are as follows:

	June 30, 2012	June 30, 2011
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$111,467	108,613

Less valuation allowance	(111,467)	(108,613)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended June 30, 2012	For the Fiscal Year Ended June 30, 2011

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2012.  We identified a material weakness in our internal control over financial reporting as of June 30, 2012 because fundamental elements of an effective control environment were not present as of June 30, 2012, including independent oversight and review of financial reporting, the financial reporting processes and procedures, and internal control procedures by our board of directors as we have not established an audit committee and our full board has not been adequately performing those functions.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  There exists a nearly complete overlap between management and our board of directors, with four of our four directors being members of management.  Specifically, we do not currently have the ability to objectively monitor the processes and procedures of financial reporting as the individuals responsible for financial reporting also comprise all but one of the members of our board of directors.  Additionally, due to insufficient staffing and lack of full-time personnel, it has not been possible to ensure appropriate segregation of duties between incompatible functions and formalized monitoring procedures have not, to date, been established or implemented.  In the course of our assessment, we also identified that there were control deficiencies which were the result of our not maintaining a sufficient complement of personnel to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements.  Essentially, the material weaknesses we have identified in our assessment are the same as those identified in our assessment as of June 30, 2011.  Due to a lack of sufficient capital resources and our lack of independent outside directors, we have been unable to remedy the material weaknesses which existed last year.

Based on this assessment and the material weakness described above, management has concluded that internal control over financial reporting was not effective as of June 30, 2012.

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

Changes In Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B   Other Information

None.

PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance

A. Directors, Executive Officers, Promoters and Control Persons

Our current executive officers, directors and significant employees of Hydrodynex are as follows:

Name	Age	Position

Ronald Kunisaki	55	President, Chief Executive Officer, & Director since February 6, 2009.

Richard Kunisaki	54	Chief Financial Officer, Treasurer, & Director since February 6, 2009.

Jerod Edington	35

Vice President, Chief Operating Officer & Director since February 6, 2009.

President, Chief Executive Officer, & Director from January 10, 2008, through February 6, 2009.  President & Director from August 18, 2007, through January 10, 2008.

Vice President, Secretary, & Director from May 19, 2006, through August 18, 2007.

Derek Grant	33	Secretary, & Director since February 6, 2008 Secretary, Chief Financial Officer, Treasurer, & Director from November 24, 2008, through February 6, 2008.

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

Derek Grant - Secretary and Director.  Mr. Grant earned a B.S. in Business Marketing at San Jose State University.  He worked in the Financial Consulting business at Salomon Smith Barney before settling at Silicon Valley based startup, Qumu, Inc., formerly Media Publisher.  He was one of the founding members at the firm and was instrumental in Qumu's substantial growth over the past five years where the company was recently recognized by Inc.com and Deloitte Consulting as one of the fastest growing company in America.  Mr. Grant currently runs Sales Operations for a European division.

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

Audit Committee and Audit Committee Financial Expert

We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors.  As we are a development stage company with minimal revenues from operations, few employees, and relatively simple financial statements, as of June 30, 2012 we had not constituted any board committees, including an audit committee.  On August 15, 2008, we adopted charters for an Audit Committee, a Compensation Committee, and a

Corporate Governance and Directors Nominating Committee, but will not have these committees until we have the resources to do so.  We do not have an audit committee financial expert who is an outside director. As our business grows and our financial statements become more complicated, we intend to seek an outside director who can qualify as an audit committee financial expert.

ITEM 11.   Executive Compensation.

A.   Summary Compensation Table

The table below sets forth the aggregate annual and long-term compensation paid by us during our last two fiscal years ended June 30, 2012 and June 30, 2011 to our Chief Executive Officer, Ronald Kunisaki, who has served as our President and Chief Executive Officer from February 6, 2009 to the present (the “Named Executive Officer”).  No executive officer’s salary and bonus exceeded $100,000 for the fiscal year 2012 or 2011.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-Qualified Deferred Compensation Earnings ($) (h)	All other Compensation ($) (i)	Total ($) (j)
Ronald Kunisaki Pres. & CEO, Dir.	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

B. Narrative Disclosure to Summary Compensation Table

Ronald Kunisaki has not entered into a formal written employment agreement with Hydrodynex and has not been compensated in any manner to date for his service as our President and CEO since his appointment in February 2009.

C. Outstanding Equity Awards at Fiscal Year End

Ronald Kunisaki has not been granted any Hydrodynex stock options.

D. Compensation of Directors

No compensation was paid to directors for their director services during the fiscal year ending June 30, 2012.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of October 15, 2012 certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  The percentage of shares beneficially owned is based on 2,299,880 shares of common stock outstanding as of October 15, 2012.  Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of October 15, 2012, are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.  Except as otherwise listed below, the address of each person is 2009 E. 30th Ave. Spokane, WA 99203.

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

(1)	Ronald Kunisaki, President, CEO, and director. The holdings of Ronald Kunisaki include 250,000 shares of common stock
(2)

Jerod Edington, Vice President, COO, and director.  The holdings of Mr. Edington include 826,000 shares of common stock, warrants to purchase 752,000 shares at $.01 per share that are exercisable currently or within 60 days of October 15, 2012, and options to purchase 25,000 shares at $0.25 per share that are exercisable currently or within 60 days of October 15, 2012.

(3)	Derek Grant, Secretary and director. The holdings of Mr. Grant include 5,000 shares of common stock.
(4)

The holdings of the executive officers and directors as a group include an aggregate of 755,000 shares of common stock, 752,000 shares at $.01 per share that are exercisable currently or within 60 days of October 15, 2012, and 25,000 option shares exercisable currently or within 60 days of October 15, 2012.

Equity Compensation Plan Information

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of June 30, 2012:

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

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence.

During the fiscal year ended June 30, 2012, loans from director, Chief Operating Officer, Vice President and stockholder, Jerod Edington, to Hydrodynex totaled $12,050.  The advances were unsecured, bore no interest and are due June 30, 2013.

During the fiscal year ended June 30, 2012, a $5,000 loan from a related party was received.  The advance was unsecured, bore no interest and is due June 30, 2013.

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

On October 11, 2011, an officer and director, Jerod Edington loaned Hydrodynex $2,000 to be reimbursed by June 30, 2013 with no interest due and was unsecured.

On April 3, 2012, an officer and director, Jerod Edington loaned Hydrodynex $10,000 to be reimbursed by June 30, 2013 with no interest due and was unsecured.

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

ITEM 14.   Principal Accounting Fees and Services.

The aggregate fees billed by our principal accountant for services rendered during the fiscal years ended June 30, 2011 and 2010, are set forth in the table below:

Fee Category	Year ended June 30, 2012	Year ended June 30, 2011
Audit fees (1)	$9,000	$9,000
Audit-related fees (2)	$0	$0
Tax fees (3)	$0	$0
All other fees (4)	$0	$0
Total fees	$9,000	$9,000

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of October, 2012.

HYDRODYNEX, INC.

By:	/s/ Ronald Kunisaki
Ronald Kunisaki President & Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 15th day of October, 2012.

Signature	Title

/s/ Ronald Kunisaki	Director, President & Chief Executive Officer
Ronald Kunisaki	(Principal Executive Officer)

/s/ Richard Kunisaki	Director, Treasurer, & Chief Financial Officer
Richard Kunisaki	(Principal Financial and Accounting Officer)

/s/ Jerod Edington	Director, Vice President, & Chief Operating Officer
Jerod Edington

/s/ Derek Grant	Director & Secretary
Derek Grant