Form 10-Q
period 2012-09-30
Hydrodynex, Inc.
filed 2012-11-07
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012.

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

On November 7, 2012, there were 2,299,880 outstanding shares of the registrant's common stock, par value $.001 per share.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

Hydrodynex, Inc.

(A Development Stage Company)

September 30, 2012 and 2011

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2012	June 30, 2012
Assets	(unaudited)
Current Assets
Cash	$ 288	$ 1,230
Prepaid expenses	1,000	1,000
Total Current Assets	1,288	2,230

Office Equipment
Office Equipment	1,288	1,288
Less: Accumulated Depreciation	(1,146)	(1,081)
Office Equipment, net	142	207

Total Assets	$ 1,430	$ 2,437

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$ 5,462	$ 5,584
Current portion of license fee payable	25,720	25,157
Advances from related parties	17,050	17,050
Total Current Liabilities	48,232	47,791

Total Liabilities	48,232	47,791

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized,
2,299,980 shares issued and outstanding	2,300	2,300
Additional paid-in capital	280,193	280,193
Deficit accumulated during the development stage	(329,295)	(327,847)
Total Stockholders' Deficit	(46,802)	(45,354)

Total Liabilities and Stockholders' Equity	$ 1,430	$ 2,437

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations (unaudited)
			For the Period from
	For the 3 Months	For the 3 Months	May 12, 2006
	Ended	Ended	(inception) through
	September 30, 2012	September 30, 2011	September 30, 2012
Operating Expense
Advertising and promotion	$ -	$ -	$ 5,560
Consulting fees - officer	-	-	61,000
Depreciation	65	65	1,145
Board of directors fees	-	-	2,750
General and administrative	52	132	31,358
Impairment of deferred license fees			68,175
Patent application costs	-	-	6,997
Travel	-	-	10,996
Legal and accounting	768	4,300	121,652
Total Operating Expenses	885	4,497	309,633

Loss from Operations	(885)	(4,497)	(309,633)

Other (Income) Expenses
Foreign currency transaction (gain) loss	563	(1,588)	(1,077)
Forgiveness of debt	-	(1,677)	(10,298)
Loss of advance on purchase	-	-	26,991
Interest expense	-	-	4,046
Total Other (Income) Expenses	563	(3,265)	19,662

Loss Before Income Taxes	(1,448)	(1,232)	(329,295)

Income Tax Provision	-	-	-

Net Loss	$ (1,448)	$ (1,232)	(329,295)

Net Loss per Share - Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding,
Basic and Diluted	2,299,880	1,977,466

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows (unaudited)
			From the Period from
	For the 3 Months	For the 3 Months	May 12, 2006
	Ended	Ended	(inceptions) through
	September 30, 2012	September 30, 2012	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,448)	$ (1,232)	$ (329,295)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	65	65	1,146
Forgiveness of accounts payable	-	(1,677)	(1,677)
Write-off of prepaid patent applications costs	-	-	6,997
Loss on advance on purchase	-	-	26,991
Impairment of deferred license fees	-	-	68,175
Stock options issued for services	-	-	4,250
Amortization of discount on convertible notes payable	-	-	2,640
Changes in operating assets and liabilities:
Advances on purchases	-	-	(26,991)
Accounts payable and accrued expenses	(122)	4,618	13,847
Prepaid expenses	-	-	(1,000)
Interest payable	-	-	720
License fees payable	563	(1,588)	25,720
Net cash used in operating activities	(942)	186	(208,477)

Cash Flows from Investing Activities
Purchase of office equipment	-	-	(1,288)
Prepaid patent applications costs	-	-	(6,997)
Deferred license fees	-	-	(68,175)
Net cash used in investing activities	-	-	(76,460)

Cash Flows from Financing Activities
Accrued expenses - related party	-	-	37,600
Advances from officers	-	5,725	38,911
Repayment of advances from officers	-	-	(5,286)
Proceeds from convertible notes payable	-	-	12,000
Repayment of convertible notes payable	-	-	(3,000)
Proceeds from sale of common stock and warrants	-	-	205,000
Net cash provided by financing activities	-	5,725	285,225

Net Change in Cash	(942)	5,911	288
Cash, Beginning of Period	1,230	598	-
Cash, End of Period	$ 288	$ 6,509	$ 288

Supplemental Disclosure of Cash Flows Information
Interest paid	$ -	$ -	$ 3,680
Income taxes paid	$ -	$ -	$ -

Non-Cash Investing and Financing Activities
Warrants issued in connection with issuance of convertible debt	$ -	$ -	$ 2,640
Warrants issued for conversion of accrued expenses from officer	$ -	$ 37,600.00	$ 37,600
Forgiveness of advance from officer	$ -		$ 275
Common shares issued for conversion of advance from officer	$ -	$ 16,300.00	$ 25,300
Warrants issued for conversion of accounts payable	$ -	$ 8,385.00	$ -
Common shares issued for conversion of interest payable	$ -	$ -	$ 720

See accompanying notes to the financial statements.

Hydrodynex, Inc.

(A Development Stage Company)

September 30, 2012 and 2011

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation– Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2012 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2012.

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

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

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

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

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

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

-  Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii)

A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

-  Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

-  Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

-  Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

-  Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

-  Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

-  Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

-  Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2012 or 2011.

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

The following table shows number of potentially outstanding dilutive shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Number of Potentially outstanding dilutive shares
	For the Interim Period Ended September 30, 2012	For the Interim Period Ended September 30, 2011
Stock options issued on June 30, 2008 under the 2006 Plan at $0.25 per share expiring on June 30, 2013, five (5) years from the date of issuance, vested upon issuance	70,000	70,000

Warrants issued in connection with the sale of 15,000 shares of Company common stock on November 25, 2008 with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance	-	15,000
Warrants issued in connection with the conversion of consulting fees on September 30, 2011 with an exercise price of $0.01 per share and expiring three (3) years from the date of issuance	752,000	752,000
Warrants issued in connection with the conversion of a vendor payable on September 30, 2011 with an exercise price of $0.01 per share and expiring three (3) years from the date of issuance	167,700	167,700
Total potentially outstanding dilutive shares	989,700	1,004,700

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

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test.  An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at September 30, 2012 and had a net loss and net cash used in operating activities for the interim period then ended, respectively, with no revenues earned since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Office Equipment

Office equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	September 30, 2012	June 30, 2012

Office equipment	5	$1,288	$1,288
Less: accumulated depreciation		(1,146)	(1,081)
Office equipment, net		$142	$207

Depreciation expense for the interim periods ended September 30, 2012 and 2011 was $65 and $65, respectively.

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

For the interim period ended September 30, 2012, the Company did not grant any stock options nor record any stock-based compensation.

The table below summarizes the Company’s stock option activity through September 30, 2012:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value
Balance, June 30, 2007	-	$-	$-	-	$-

Granted	85,000	0.25	0.25	4,250	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2008	85,000	0.25	0.25	4,250	-

Granted	-	-	-	-	-
Canceled	(15,000)	0.25	0.25	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2009	70,000	0.25	0.25	4,250	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2010	70,000	0.25	0.25	4,250	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2011	70,000	0.25	0.25	4250	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2012	70,000	0.25	0.25	4,250	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, September 30, 2012	70,000	0.25	0.25	4250	-

Vested and exercisable, September 30, 2012	70,000	$0.25	$0.25	4,250	$-

Unvested, September 30, 2012	-	$-	$-	-	$-

The following table summarizes information concerning outstanding and exercisable stock options as of September 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.25	70,000	0.75	$0.25	70,000	0.75	$0.25

As of September 30, 2012, there were 930,000 shares of stock options remaining available for issuance under the 2006 Plan.

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

The fair value of each warrant grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following assumptions:

September 30, 2011
Expected option life (year)	3
Expected volatility	100.00%
Risk-free interest rate	0.42%
Dividend yield	0.00%

(remainder of page left intentionally blank)

The table below summarizes the Company’s warrants activity though September 30, 2012:

	Number of Warrant Shares	Exercise Price Range Per Share		Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, June 30, 2008	-	$		$-	$-	$-

Granted	27,000		1.00	1.00	5,940.00	-
Canceled	-		-	-	-	-
Exercised	-		-	-	-	-
Expired	-		-	-	-	-
Balance, June 30, 2009	27,000		1.00	1.00	5,940.00	-

Granted	-		-	-	-	-
Canceled	-		-	-	-	-
Exercised	-		-	-	-	-
Expired	-		-	-	-	-
Balance, June 30, 2010	27,000		1.00	1.00	5,940.00	-

Granted	-		-	-	-	-
Canceled	-		-	-	-	-
Exercised	-		-	-	-	-
Expired	-		-	-	-	-
Balance, June 30, 2011	27,000		1.00	1.00	5,940.00	-

Granted	919,700		0.01	0.01	-	-
Canceled	-		-	-	-	-
Exercised	-		-	-	-	-
Expired	(27,000)		1.00	1.00	(5,940.00)	-
Balance, June 30, 2012	919,700		0.01	0.01	-	-

Granted	-		-	-	-	-
Canceled	-		-	-	-	-
Exercised	-		-	-	-	-
Expired	-		-	-	-	-
Balance, September 30, 2012	919,700		$0.01	$0.01	$-	$-

Earned and exercisable, September 30, 2012	919,700		$0.01	$0.01	$-	$-

Unvested, September 30, 2012	-		$0.01	$0.01	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01	919,700	2.00	$0.01	919,700	2.0	$0.01

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

(remainder of page left intentionally blank)

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

Due to the fact that we did not meet certain milestones and minimum annual sales targets under the license agreement with Hydrosystemtechnik, our right to manufacture the AO-System products has automatically expired and our licensor may change the agreement from an exclusive agreement to a non-exclusive agreement and may terminate the agreement at any time.  In order to remedy this situation we need to raise at least $400,000 and re-negotiate the terms of the license agreement, neither of which is guaranteed or likely.

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

We have paid a non-refundable license fees in the aggregate amount of €30,000 and a third license fee in the amount of €20,000 will be due upon certification and approval of the AO-Systems® by the US Environmental Protection Agency for commercial sales in the United States which is indicated as a license fee payable of $25,720 in our balance sheet.  We are obligated to pay a royalty on the products actually assembled or manufactured and sold to third parties in the amount of 10% of the net selling price on all AO-Systems®.  We are not obligated to pay a royalty on finished AO-Systems® purchased from Hydrosystemtechnik and resold.  We are obligated to pay fifty percent of the direct costs related to preparing and prosecution of patents and patent applications in the U.S., Canada or Mexico, including legal fees, filing fees, maintenance fees, and transaction costs, so long as the license agreement remains in effect. We have paid $6,997 for patent fees thus far and expensed the entire balance of $6,997 of the prepaid patent application costs on June 30, 2011 since we are currently unable to finance the patent application process and secure EPA approval of the AO-System in order to begin selling in the United States within the time period specified in the agreement.

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

Results of Operations

Since Hydrodynex was formed on May 12, 2006, it has not earned any revenues and has incurred a net loss since its inception of $329,295 through September 30, 2012.  The following table provides selected financial data about our company for the period ended September 30, 2012 and June 30, 2012, respectively.

Balance Sheets Data	September 30,2012	June 30, 2012
Cash	$288	$1,230
Office equipment, net	142	207
Prepaid expenses	1,000	1,000

Total assets	$1,430	$2,437
Total liabilities	$48,232	$47,791
Stockholders’ deficit	$(46,802)	$(45,354)

For the three months ended September 30, 2012, our total operating expenses were $885 as compared to $4,497 for the three months ended September 30, 2011, a difference of $3,612.  The total operating expenses were less in the recent periods due mainly to reduced legal and accounting fees.  Until the company receives additional financing to carry out its business plan, we do not presently expect our expenses to increase throughout this current fiscal year as compared to the previous fiscal year.  The three months ended September 30, 2012 included the following expenses:

1.  Legal and Accounting - $768

2.  General and Administrative Fees - $52

3.  Depreciation - $65

Our cash in the bank at September 30, 2012 was $288.  Net cash used in operating activities during the three months ended September 30, 2012 was $(1,071), compared to net cash used in operating activities during the three months ended September 30, 2011 of $186, a difference of $1,257.

Net cash provided by financing activities since inception through September 30, 2012 was $285,225, which were mainly from the sale of our common stock and warrants, advances from related parties, proceeds from convertible notes payable, and accrued expenses from a related party.  Net cash provided by financing activities for the three months ended September 30, 2012 was $0, compared to $5,725 for the three months ended September 30, 2011, a difference of $5,725.

In their report on our June 30, 2012 audited financial statements, our auditors express an opinion that there is substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have been in the developmental stage and have had no revenues since inception. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.  There can be no assurances to that effect.

Liquidity and Capital Resources

Since inception, we have financed our operations from private placements of equity securities and loans from shareholders.  We do not have any available lines of credit.  As of September 30, 2012, we had cash in the amount of $288.  We raised $0 in capital during the three months ended September 30, 2012 from financing activities.  We raised only $23,050 in capital during the year ended June 30, 2012 from financing activities with related parties in the form of unsecured and non-interest bearing loans and loans converted to shares.  We will need to raise additional capital, take loans, or generate revenue in November 2012 or curtail or cease our basic operations.  We need to raise a minimum of $400,000 to implement and complete the first phase of our business plan, as well as to renegotiate the terms of our license agreement, if possible, to allow us to continue our business plan.

Our Vice President and Chief Operating Officer advanced $18,050 to our company for working capital purposes during the year ended June 30, 2012.  $6,000 of this was converted into 326,000 restricted common shares at $0.05 per share.  $12,050 remains owed and is unsecured, non-interest bearing, and matures on June 30, 2013.  A related party advanced $5,000 to our company for

working capital purposes during the year ended June 30, 2012.   Such amount is unsecured, non-interest bearing, and matures on June 30, 2013.

On September 30, 2011, we converted $8,385 in account payables owed to a services provider and $37,600 in accrued consulting fees owed to our Vice President and Chief Operating Officer into 919,700 three-year warrants exercisable at $0.01 per share.

We do not have sufficient capital resources to carry on operations past November 2012.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond November 2012, but we plan to raise additional capital in a private stock offering to secure funds needed to finance our plan of operation for at least the next twelve months, or enter into loans from existing shareholders to support operations.  We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  However, these are forward-looking statements, and there may be changes that could consume available resources before such time. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, technology verification costs, among others.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2012.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of September 30, 2012.  The material weaknesses we identified in our annual report on Form 10-K for our fiscal year ending June 30, 2012 have not been remedied due to our lack of sufficient capital resources.

Changes in Internal Control Over Financial Reporting

As of September 30, 2012, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2012, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes from the disclosure provided in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

Hydrodynex, Inc.

November 7, 2012	By:	/s/ Ronald Kunisaki
Ronald Kunisaki President and Chief Executive Officer (Principal Executive Officer)

November 7, 2012	By:	/s/ Richard Kunisaki
Richard Kunisaki Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)