Form 10-Q
period 2012-12-31
Hydrodynex, Inc.
filed 2013-02-13
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2012.

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

On February 13, 2013, there were 2,299,880 outstanding shares of the registrant's common stock, par value $.001 per share.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

Hydrodynex, Inc.

(A Development Stage Company)

December 31, 2012 and 2011

Index to the Financial Statements

CONTENTS	Page
Balance Sheets at December 31, 2012 (Unaudited) and June 30, 2012	4
Statements of Operations for the Three Months and Six Months Ended December 31, 2012 and 2011 and for the Period from May 12, 2006 (Inception) through December 31, 2012 (Unaudited)	5
Statements of Cash Flows for the Six Months Ended December 31, 2012 and 2011 and for the Period from May 12, 2006 (Inception) through December 31, 2012 (Unaudited)	6
Notes to the Financial Statements (Unaudited)	7

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2012	June 30, 2012
Assets	(Unaudited)
Current Assets
Cash	$ 546	$ 1,230
Prepaid expenses	1,000	1,000
Total Current Assets	1,546	2,230

Office Equipment
Office Equipment	1,288	1,288
Less: Accumulated Depreciation	(1,210)	(1,081)
Office Equipment, net	78	207

Total Assets	$ 1,624	$ 2,437

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$ 12,728	$ 5,584
License fees payable	26,369	25,157
Advances from related parties	17,850	17,050
Total Current Liabilities	56,947	47,791

Total Liabilities	56,947	47,791

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized,
2,299,980 shares issued and outstanding	2,300	2,300
Additional paid-in capital	280,193	280,193
Deficit accumulated during the development stage	(337,816)	(327,847)
Total Stockholders' Deficit	(55,323)	(45,354)

Total Liabilities and Stockholders' Deficit	$ 1,624	$ 2,437

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations

					For the Period from
	For the Three Months	For the Three Months	For the Six Months	For the Six Months	May 12, 2006
	Ended	Ended	Ended	Ended	(inception) through
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Expense
Advertising and promotion	$ -	$ -	$ -	$ -	$ 5,560
Consulting fees - officer	-	-	-	-	61,000
Depreciation	64	64	129	129	1,210
Board of directors fees	-	-	-	-	2,750
General and administrative	1,843	4,729	1,895	4,861	33,200
Impairment of deferred license fees	-	-	-	-	68,175
Patent application costs	-	-	-	-	6,997
Travel	-	-	-	-	10,996
Legal and accounting	5,965	63	6,733	4,363	127,617
Total Operating Expenses	7,872	4,856	8,757	9,353	317,505

Loss from Operations	(7,872)	(4,856)	(8,757)	(9,353)	(317,505)

Other (Income) Expenses
Foreign currency transaction (gain) loss	649	(1,294)	1,212	(2,882)	(428)
Forgiveness of debt	-	-	-	(1,677)	(10,298)
Loss of advance on purchase	-	-	-	-	26,991
Interest expense	-	-	-	-	4,046
Other (Income) Expenses, net	649	(1,294)	1,212	(4,559)	20,311

Loss Before Income Tax Provision	(8,521)	(3,562)	(9,969)	(4,794)	(337,816)

Income Tax Provision	-	-	-	-	-

Net Loss	$ (8,521)	$ (3,562)	$ (9,969)	$ (4,794)	(337,816)

Net Loss per Common Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding
- Basic and Diluted	2,299,880	2,299,880	2,299,880	2,137,760

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows
			From the Period from
	For the Six Months	For the Six Months	May 12, 2006
	Ended	Ended	(inceptions) through
	December 31, 2012	December 31, 2011	December 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (9,969)	$ (4,794)	$ (337,816)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	129	129	1,210
Forgiveness of accounts payable	-	(1,677)	(1,677)
Write-off of prepaid patent applications costs	-	-	6,997
Loss on advance on purchase	-	-	26,991
Impairment of deferred license fees	-	-	68,175
Stock options issued for services	-	-	4,250
Amortization of discount on convertible notes payable	-	-	2,640
Changes in operating assets and liabilities:
Advances on purchases	-	-	(26,991)
Accounts payable and accrued expenses	7,144	645	21,113
Prepaid expenses	-	-	(1,000)
Interest payable	-	-	720
License fees payable	1,212	(2,882)	26,369
Net cash used in operating activities	(1,484)	(8,579)	(209,019)

Cash Flows from Investing Activities
Purchase of office equipment	-	-	(1,288)
Prepaid patent applications costs	-	-	(6,997)
Deferred license fees	-	-	(68,175)
Net cash used in investing activities	-	-	(76,460)

Cash Flows from Financing Activities
Accrued expenses - related party	-	-	37,600
Advances from officers	1,000	8,000	39,911
Repayment of advances from officer	(200)	-	(5,486)
Proceeds from convertible notes payable	-	-	12,000
Repayment of convertible notes payable	-	-	(3,000)
Proceeds from sale of common stock and warrants	-	-	205,000
Net cash provided by financing activities	800	8,000	286,025

Net Change in Cash	(684)	(579)	546
Cash, Beginning of Period	1,230	598	-
Cash, End of Period	$ 546	$ 19	$ 546

Supplemental Disclosure of Cash Flows Information
Interest paid	$ -	$ -	$ 3,680
Income taxes paid	$ -	$ -	$ -

Non-Cash Investing and Financing Activities
Warrants issued in connection with issuance of convertible debt	$ -	$ -	$ 2,640
Warrants issued for conversion of accrued expenses from officer	$ -	$ 37,600.00	$ 37,600
Forgiveness of advance from officer	$ -	$ -	$ 275
Common shares issued for conversion of advance from officer	$ -	$ 16,300.00	$ 25,300
Warrants issued for conversion of accounts payable	$ -	$ 8,385.00	$ -
Common shares issued for conversion of interest payable	$ -	$ -	$ 720

See accompanying notes to the financial statements.

Hydrodynex, Inc.

(A Development Stage Company)

December 31, 2012 and 2011

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

A board resolution authorized the corporate fiscal year end to be changed from June 30 to May 31 in the corporate Bylaws upon majority shareholder approval.  This was ratified by shareholders as part of the proxy related to the Company's 2012 annual meeting held on December 21, 2012, effective immediately.  The transitional report will be the annual report on Form 10-K for the eleven months ended May 31, 2013.  The next two quarterly reports on Form 10-Q will still be submitted for the three months ended December 31, 2012 and March 31, 2013.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity’s shares and the method used to estimate it.  An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility.  A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•

Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

•

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

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

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-

13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended December 31, 2012 or 2011.

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

The following table shows number of potentially outstanding dilutive shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Number of Potentially outstanding dilutive shares
	For the Interim Period Ended December 31, 2012	For the Interim Period Ended December 31, 2011
Stock options issued on June 30, 2008 under the 2006 Plan at $0.25 per share expiring on June 30, 2013, five (5) years from the date of issuance, vested upon issuance	70,000	70,000
Warrants issued in connection with the conversion of consulting fees on September 30, 2011 with an exercise price of $0.01 per share and expiring three (3) years from the date of issuance	752,000	752,000
Warrants issued in connection with the conversion of a vendor payable on September 30, 2011 with an exercise price of $0.01 per share and expiring three (3) years from the date of issuance	167,700	167,700
Total potentially outstanding dilutive shares	989,700	989,700

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at December 31, 2012 and had a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Office Equipment

Office equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	December 31, 2012	June 30, 2012

Office equipment	5	$1,288	$1,288
Less: accumulated depreciation		(1,210)	(1,081)
Office equipment, net		$78	$207

Depreciation expense for the interim periods ended December 31, 2012 and 2011 was $129 and $129, respectively.

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

For the interim period ended December 31, 2012, the Company did not grant any stock options nor record any stock-based compensation.

The table below summarizes the Company’s stock option activity through December 31, 2012:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value
Balance, June 30, 2007	-	$-	$-	-	$-

Granted	85,000	0.25	0.25	4,250	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2008	85,000	0.25	0.25	4,250	-

Granted	-	-	-	-	-
Canceled	(15,000)	0.25	0.25	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2009	70,000	0.25	0.25	4,250	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2010	70,000	0.25	0.25	4,250	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2011	70,000	0.25	0.25	4250	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2012	70,000	0.25	0.25	4,250	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, December 31, 2012	70,000	0.25	0.25	4250	-

Vested and exercisable, December 31, 2012	70,000	$0.25	$0.25	4,250	$-

Unvested, December 31, 2012	-	$-	$-	-	$-

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.25	70,000	0.49	$0.25	70,000	0.49	$0.25

As of December 31, 2012, there were 930,000 shares of stock options remaining available for issuance under the 2006 Plan.

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

The fair value of each warrant grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following assumptions:

September 30, 2011
Expected option life (year)	3
Expected volatility	100.00%
Risk-free interest rate	0.42%
Dividend yield	0.00%

(remainder of page left intentionally blank)

The table below summarizes the Company’s warrants activity though December 31, 2012:

	Number of Warrant Shares	Exercise Price Range Per Share		Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, June 30, 2008	-	$		$-	$-	$-

Granted	27,000		1.00	1.00	5,940.00	-
Canceled	-		-	-	-	-
Exercised	-		-	-	-	-
Expired	-		-	-	-	-
Balance, June 30, 2009	27,000		1.00	1.00	5,940.00	-

Granted	-		-	-	-	-
Canceled	-		-	-	-	-
Exercised	-		-	-	-	-
Expired	-		-	-	-	-
Balance, June 30, 2010	27,000		1.00	1.00	5,940.00	-

Granted	-		-	-	-	-
Canceled	-		-	-	-	-
Exercised	-		-	-	-	-
Expired	-		-	-	-	-
Balance, June 30, 2011	27,000		1.00	1.00	5,940.00	-

Granted	919,700		0.01	0.01	36,788	-
Canceled	-		-	-	-	-
Exercised	-		-	-	-	-
Expired	(27,000)		1.00	1.00	(5,940.00)	-
Balance, June 30, 2012	919,700		0.01	0.01	36,788	-

Granted	-		-	-	-	-
Canceled	-		-	-	-	-
Exercised	-		-	-	-	-
Expired	-		-	-	-	-
Balance, December 31, 2012	919,700		$0.01	$0.01	$36,788 -	$-

Earned and exercisable, December 31, 2012	919,700		$0.01	$0.01	$36,788	$-

Unvested, December 31, 2012	-		$0.01	$0.01	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01	919,700	1.75	$0.01	919,700	1.75	$0.01

Note 7 – Related Party Transactions

Advances from Officer

On October 11, 2011, the Chief Operating Officer of the Company advanced the Company $2,000 with no interest and an extended maturity date to June 30, 2013.  $200 of this advance was paid back on November 9, 2012.

On February 17, 2012, a related party of the Company advanced the Company $5,000 with no interest and a maturity date of June 30, 2012, which was subsequently extended to June 30, 2013.

On April 3, 2012, the Chief Operating Officer of the Company advanced the Company $10,000 with no interest and an extended maturity date to June 30, 2013.

On December 28, 2012, the Chief Operating Officer of the Company advanced the Company $1,000 with no interest and a maturity date of December 31, 2013.

Free Office Space from Its Stockholder and Chief Operating Officer

The Company has been provided office space by its stockholder and Chief Operating Officer at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 8 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that the only reportable subsequent event was:

On February 12, 2013, the Chief Operating Officer of the Company advanced the Company $2,000 with no interest and a maturity date of December 31, 2013.

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

Due to the fact that we did not meet certain milestones beginning in December 2009 and minimum annual sales targets under the license agreement with Hydrosystemtechnik, our right to manufacture the AO-System products has automatically expired and our licensor may change the agreement from an exclusive agreement to a non-exclusive agreement and may terminate the agreement at any time.  In order to remedy this situation we need to raise at least $400,000 and re-negotiate the terms of the license agreement, neither of which is guaranteed or likely.

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

We need to raise a minimum of $400,000 to complete the first phase of our plan of operations and $2,000,000 to complete the second phase, for a total of $2,400,000 to implement both phases of our business plan. We have not succeeded in raising sufficient capital to meet our minimum of $400,000 required to complete the first phase since 2008.

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

Results of Operations

Since Hydrodynex was formed on May 12, 2006, it has not earned any revenues and has incurred a net loss since its inception of $337,816 through December 31, 2012.  The following table provides selected financial data about our company for the period ended December 31, 2012 and June 30, 2012, respectively.

Balance Sheets Data	December 31, 2012	June 30, 2012
Cash	$546	$1,230
Office equipment, net	78	207
Prepaid expenses	1,000	1,000

Total assets	1,624	2,437
Total liabilities	56,947	47,791
Stockholders’ deficit	(55,323)	(45,354)

For the six months ended December 31, 2012, our total operating expenses were $8,757 as compared to $9,353 for the six months ended December 31, 2011, a difference of $596.  The total operating expenses were less in the recent periods due mainly to reduced general and administrative fees.  Until the company receives additional financing to carry out its business plan, we do not presently expect our expenses to increase throughout this current fiscal year as compared to the previous fiscal year.  The six months ended December 31, 2012 included the following expenses:

1.  Legal and Accounting - $6,733

2.  General and Administrative Fees - $1,895

3.  Depreciation - $129

Our cash in the bank at December 31, 2012 was $546.  Net cash used in operating activities during the six months ended December 31, 2012 was $(1,484), compared to net cash used in operating activities during the six months ended December 31, 2011 of $(8,579), a difference of $7,095.

Net cash provided by financing activities since inception through December 31, 2012 was $286,025,, which were mainly from the sale of our common stock and warrants, advances from related parties, proceeds from convertible notes payable, and accrued expenses from a related party.  Net cash provided by financing activities for the six months ended December 31, 2012 was $800, compared to $8,000 for the six months ended December 31, 2011, a difference of $7,200.

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

Liquidity and Capital Resources

Since inception, we have financed our operations from private placements of equity securities and loans from shareholders.  We do not have any available lines of credit.  As of December 31, 2012, we had cash in the amount of $546.  Net cash provided by financing activities was $800 during the six months ended December 31, 2012.  We raised only $23,050 in capital during the year ended June 30, 2012 from financing activities with related parties in the form of unsecured and non-interest bearing loans and loans converted to shares.  We will need to raise additional capital, take loans, or generate revenue in February 2013 or curtail or cease our basic operations.  We need to raise a minimum of $400,000 to implement and complete the first phase of our business plan, as well as to renegotiate the terms of our license agreement, if possible, to allow us to continue our business plan.

Our Vice President and Chief Operating Officer advanced $18,050 to our company for working capital purposes during the year ended June 30, 2012.  $6,000 of this was converted into 326,000 restricted common shares at $0.05 per share.  $200 was paid back during the six months ended December 31, 2012.  $11,850 remains owed and is unsecured, non-interest bearing, and matures on June 30, 2013.  A related party advanced $5,000 to our company for working capital purposes during the year ended June 30, 2012.   Such amount is unsecured, non-interest bearing, and matures on June 30, 2013.

Our Vice President and Chief Operating Officer advanced $1,000 to our company for working capital purposes during the six months ended December 31, 2012, this remains owed and is unsecured, non-interest bearing, and matures on December 31, 2013.

On September 30, 2011, we converted $8,385 in account payables owed to a services provider and $37,600 in accrued consulting fees owed to our Vice President and Chief Operating Officer into 919,700 three-year warrants exercisable at $0.01 per share.

We do not have sufficient capital resources to carry on operations past February 2013.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond February 2013, but we plan to raise additional capital in a private stock offering to secure funds needed to finance our plan of operation for at least the next twelve months, or enter into loans from existing shareholders to support operations.  We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  However, these are forward-looking statements, and there may be changes that could consume available resources before such time. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, technology verification costs, among others.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2012.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of December 31, 2012.  The material weaknesses we identified in our annual report on Form 10-K for our fiscal year ending June 30, 2012 have not been remedied due to our lack of sufficient capital resources.

Changes in Internal Control Over Financial Reporting

As of December 31, 2012, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Hydrodynex, Inc.

February 13, 2013	By:	/s/ Ronald Kunisaki
Ronald Kunisaki President and Chief Executive Officer (Principal Executive Officer)

February 13, 2013	By:	/s/ Richard Kunisaki
Richard Kunisaki Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)