Form 10-Q
period 2013-03-31
Hydrodynex, Inc.
filed 2013-05-10
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013.

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

On May 10, 2013, there were 2,299,880 outstanding shares of the registrant's common stock, par value $.001 per share.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

Hydrodynex, Inc.

(A Development Stage Company)

March 31, 2013 and 2012

Index to the Financial Statements

CONTENTS	Page
Balance Sheets at March 31, 2013 (Unaudited) and June 30, 2012	4
Statements of Operations for the Three Months and Nine Months Ended March 31, 2013 and 2012 and for the Period from May 12, 2006 (Inception) through March 31, 2013 (Unaudited)	5
Statements of Cash Flows for the Nine Months Ended March 31, 2013 and 2012 and for the Period from May 12, 2006 (Inception) through March 31, 2013 (Unaudited)	6
Notes to the Financial Statements (Unaudited)	7

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheets
	March 31,	June 30,
	2013	2012
Assets	(Unaudited)
Current Assets
Cash	$ 4	$ 1,230
Prepaid expenses	1,000	1,000
Total Current Assets	1,004	2,230

Office Equipment
Office Equipment	1,288	1,288
Less: Accumulated Depreciation	(1,274)	(1,081)
Office Equipment, net	14	207

Total Assets	$ 1,018	$ 2,437

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$ 11,573	$ 5,584
Licenses fees payable	25,610	25,157
Advances from related parties	19,350	17,050
Total Current Liabilities	56,533	47,791

Total Liabilities	56,533	47,791

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized,
2,299,980 shares issued and outstanding	2,300	2,300
Additional paid-in capital	280,193	280,193
Deficit accumulated during the development stage	(338,008)	(327,847)
Total Stockholders' Deficit	(55,515)	(45,354)

Total Liabilities and Stockholders' Deficit	$ 1,018	$ 2,437

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations
					For the Period from
	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months	May 12, 2006
	Ended	Ended	Ended	Ended	(inception) through
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Expense
Advertising and promotion	$ -	$ -	$ -	$ -	$ 5,560
Consulting fees - officer	-	-	-	-	61,000
Depreciation	65	129	193	258	1,274
Board of directors fees	-	-	-	-	2,750
General and administrative	41	270	1,937	5,131	33,242
Impairment of deferred license fees	-	-	-	-	68,175
Patent application costs	-	-	-	-	6,997
Travel	-	-	-	-	10,996
Legal and accounting	845	2,363	7,578	6,726	128,462
Total Operating Expenses	951	2,762	9,708	12,115	318,456

Loss from Operations	(951)	(2,762)	(9,708)	(12,115)	(318,456)

Other (Income) Expenses
Foreign currency transaction (gain) loss	(759)	778	453	(2,104)	(1,187)
Forgiveness of debt	-	-	-	(1,677)	(10,298)
Loss of advance on purchase	-	-	-	-	26,991
Interest expense	-	311	-	311	4,046
Total Other (Income) Expenses	(759)	1,089	453	(3,470)	19,552

Loss Before Income Taxes	(192)	(3,851)	(10,161)	(8,645)	(338,008)

Income Tax Provision	-	-	-	-	-

Net Loss	$ (192)	$ (3,851)	$ (10,161)	$ (8,645)	(338,008)

Net Loss per Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding,
Basic and Diluted	2,299,880	2,299,880	2,299,880	2,191,615

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows
			From the Period from
	For the Nine Months	For the Nine Months	May 12, 2006
	Ended	Ended	(inceptions) through
	March 31, 2013	March 31, 2012	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (10,161)	$ (8,645)	$ (338,008)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	193	258	1,274
Forgiveness of accounts payable	-	(1,677)	(1,677)
Write-off of prepaid patent applications costs	-	-	6,997
Loss on advance on purchase	-	-	26,991
Impairment of deferred license fees	-	-	68,175
Stock options issued for services	-	-	4,250
Amortization of discount on convertible notes payable	-	-	2,640
Changes in operating assets and liabilities:
Advances on purchases	-	-	(26,991)
Prepaid expenses	-	-	(1,000)
Accounts payable and accrued expenses	5,989	(1,381)	19,958
Interest payable	-	-	720
License fees payable	453	(2,104)	25,610
Net cash used in operating activities	(3,526)	(13,549)	(211,061)

Cash Flows from Investing Activities
Purchase of office equipment	-	-	(1,288)
Prepaid patent applications costs	-	-	(6,997)
Deferred license fees	-	-	(68,175)
Net cash used in investing activities	-	-	(76,460)

Cash Flows from Financing Activities
Accrued expenses - related party	-	-	37,600
Advances from officers	3,000	13,050	41,911
Repayment of advances from officers	(700)	-	(5,986)
Proceeds from convertible notes payable	-	-	12,000
Repayment of convertible notes payable	-	-	(3,000)
Proceeds from sale of common stock and warrants	-	-	205,000
Net cash provided by financing activities	2,300	13,050	287,525

Net Change in Cash	(1,226)	(499)	4
Cash, Beginning of Period	1,230	598	-
Cash, End of Period	$ 4	$ 99	$ 4

Supplemental Disclosure of Cash Flows Information
Interest paid	$ -	$ -	$ 3,680
Income taxes paid	$ -	$ -	$ -

Non-Cash Investing and Financing Activities
Warrants issued in connection with issuance of convertible debt	$ -	$ -	$ 2,640
Warrants issued for conversion of accrued expenses from officer	$ -	$ 37,600	$ 37,600
Forgiveness of advance from officer	$ -	$ 275	$ 275
Common shares issued for conversion of advance from officer	$ -	$ 16,300	$ 25,300
Warrants issued for conversion of accounts payable	$ -	$ -	$ 17,385
Common shares issued for conversion of interest payable	$ -	$ -	$ 720

See accompanying notes to the financial statements.

Hydrodynex, Inc.

(A Development Stage Company)

March 31, 2013 and 2012

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable, approximate their fair values because of the short maturity of these instruments.

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

A board resolution authorized the corporate fiscal year end to be changed from June 30 to May 31 in the corporate bylaws upon majority shareholder approval.  This was ratified by the shareholders as part of the proxy related to the Company's 2012 annual meeting held on December 21, 2012, effective immediately.  The transitional report will be the annual report on Form 10-K for the eleven months ended May 31, 2013.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31, 2013 or 2012.

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

The following table shows number of potentially outstanding dilutive shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares

	For the Interim Period Ended March 31, 2013	For the Interim Period Ended March 31, 2012

Stock Option Shares

Stock options issued on June 30, 2008 under the 2006 Plan at $0.25 per share expiring on June 30, 2013, five (5) years from the date of issuance, vested upon issuance	70,0000	70,000

Warrant Shares

Warrants issued in connection with the conversion of consulting fees on September 30, 2011 with an exercise price of $0.01 per share and expiring three (3) years from the date of issuance	752,000	752,000

Warrants issued in connection with the conversion of consulting fees on September 30, 2011 with an exercise price of $0.01 per share and expiring three (3) years from the date of issuance	167,700	167,700

Total potentially outstanding dilutive common shares	989,700	989,700

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at March 31, 2013 and had a net loss and net cash used in operating activities for the interim period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence operations and generate sufficient revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenues and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Office Equipment

Office equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	March 31, 2012	June 30, 2012

Office equipment	5	$1,288	$1,288
Less: accumulated depreciation		(1,274)	(1,081)
Office equipment, net		$14	$207

Depreciation expense for the interim period ended March 31, 2013 and 2012 was $193 and $258, respectively.

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

On July 25, 2009, pursuant to the Bridge Loan Agreement entered into by an entity and Hydrodynex, Inc., dated July 24, 2008, Triax Capital Management exercised the conversion rights of the promissory note at the agreed rate of $0.25 per share. The original loan to the Company was in the amount of $4,000, and the 365 days of interest at 8% per annum of $320, equates to a conversion value of 17,280 shares.

On August 23, 2009, pursuant to the Bridge Loan Agreement entered into by a non-affiliated individual and Hydrodynex, Inc., dated August 22, 2008, the loaner exercised the conversion rights of the promissory note at the agreed rate of $0.25 per share. The original loan to the Company was in the amount of $5,000, and the 365 days of interest at 8% per annum of $400, equates to a conversion value of 21,600 shares.

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

For the interim period ended March 31, 2013, the Company did not grant any stock options nor record any stock-based compensation.

The table below summarizes the Company’s stock option activity through March 31, 2013:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value
Balance, June 30, 2007	-	$-	$-	-	$-

Granted	85,000	0.25	0.25	4,250	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2008	85,000	0.25	0.25	4,250	-

Granted	-	-	-	-	-
Canceled	(15,000)	0.25	0.25	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2009	70,000	0.25	0.25	4,250	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2010	70,000	0.25	0.25	4,250	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2011	70,000	0.25	0.25	4250	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2012	70,000	0.25	0.25	4,250	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, March 31, 2013	70,000	0.25	0.25	4250	-

Vested and exercisable, March 31, 2013	70,000	$0.25	$0.25	4,250	$-

Unvested, March 31, 2013	-	$-	$-	-	$-

The following table summarizes information concerning outstanding and exercisable stock options as of March 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.25	70,000	0.25	$0.25	70,000	0.25	$0.25

As of March 31, 2013, there were 930,000 shares of stock options remaining available for issuance under the 2006 Plan.

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

The fair value of each warrant grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following assumptions:

September 30, 2011
Expected option life (year)	3
Expected volatility	100.00%
Risk-free interest rate	0.42%
Dividend yield	0.00%

(remainder of page left intentionally blank)

The table below summarizes the Company’s warrants activity through March 31, 2013:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, June 30, 2008	-	$-	$-	$-	$-

Granted	27,000	1.00	1.00	5,940.00	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2009	27,000	1.00	1.00	5,940.00	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2010	27,000	1.00	1.00	5,940.00	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2011	27,000	1.00	1.00	5,940.00	-

Granted	919,700	0.01	0.01	36,788	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	(27,000)	1.00	1.00	(5,940.00)	-
Balance, June 30, 2012	919,700	0.01	0.01	36,788	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, March 31, 2013	919,700	$0.01	$0.01	$36,788	$-

Earned and exercisable, March 31, 2013	919,700	$0.01	$0.01	$36,788	$-

Unvested, March 31, 2013	-	$0.01	$0.01	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01	919,700	1.50	$0.01	919,700	1.50	$0.01

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

On January 22, 2013, $500 was repaid on the advances due to the Chief Operating Officer.

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

Advances from Officer

On May 9, 2013, the Chief Operating Officer of the Company advanced the Company $5,500 with no interest and a maturity date of December 31, 2013.

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

Results of Operations

Since Hydrodynex was formed on May 12, 2006, it has not earned any revenues and has incurred a net loss since its inception of $338,008 through March 31, 2013.  The following table provides selected financial data about our company for the period ended March 31, 2013 and June 30, 2012, respectively.

Balance Sheets Data	March 31, 2013	June 30, 2012
Cash	$4	$1,230
Office equipment, net	14	207
Prepaid expenses	1,000	1,000

Total assets	1,018	2,437
Total liabilities	56,533	47,791
Stockholders’ deficit	(55,515)	(45,354)

For the nine months ended March 31, 2013, our total operating expenses were $9,708 as compared to $12,115 for the nine months ended March 31, 2012, a difference of $2,407.  The total operating expenses were less in the recent periods due mainly to reduced general and administrative fees.  Until the company receives additional financing to carry out its business plan, we do not presently expect our expenses to increase throughout this current fiscal year as compared to the previous fiscal year.  The nine months ended March 31, 2013 included the following expenses:

1.  Legal and Accounting - $7,578

2.  General and Administrative Fees - $1,936

3.  Depreciation - $194

Our cash in the bank at March 31, 2013 was $4.  Net cash used in operating activities during the nine months ended March 31, 2013 was $3,526, compared to net cash used in operating activities during the nine months ended March 31, 2012 of $13,549, a difference of $10,023.

Net cash provided by financing activities since inception through March 31, 2013 was $287,525, mainly from the sale of our common stock and warrants, advances from related parties, proceeds from convertible notes payable, and accrued expenses from a related party.  Net cash provided by financing activities for the nine months ended March 31, 2013 was $2,300, compared to $13,050 for the nine months ended March 31, 2012, a difference of $10,750.

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

Liquidity and Capital Resources

Since inception, we have financed our operations from private placements of equity securities and loans from shareholders.  We do not have any available lines of credit.  As of March 31, 2013, we had cash in the amount of $4.  Net cash provided by financing activities was $2,300 during the nine months ended March 31, 2013.  We raised only $23,050 in capital during the year ended June 30, 2012 from financing activities with related parties in the form of unsecured and non-interest bearing loans and loans converted to shares.  We will need to raise additional capital, take loans, or generate revenue in February 2013 or curtail or cease our basic operations.  We need to raise a minimum of $400,000 to implement and complete the first phase of our business plan, as well as to renegotiate the terms of our license agreement, if possible, to allow us to continue our business plan.

Our Vice President and Chief Operating Officer advanced $18,050 to our company for working capital purposes during the year ended June 30, 2012, and $3,000 to our company for working capital purposes during the nine months ended March 31, 2013, $6,000 of this was converted into 326,000 restricted common shares at $0.05 per share.  $700 was paid back during the nine months ended March 31, 2013.  As of March 31, 2013, the total amount of advances from our Vice President and Chief Operating Officer were $14,350, which are unsecured and non-interest bearing, with $11,350 and $3,000 maturing on June 30, 2013 and December 31, 2013, respectively.

A related party advanced $5,000 to our company for working capital purposes during the year ended June 30, 2012.   Such amount is unsecured, non-interest bearing, and matures on June 30, 2013.

We do not have sufficient capital resources to carry on operations past May 2013.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond May 2013, but we plan to raise additional capital in a private stock offering to secure funds needed to finance our plan of operation for at least the next twelve months, or enter into loans from existing shareholders to support operations.  We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  However, these are forward-looking statements, and there may be changes that could consume available resources before such time. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, technology verification costs, among others.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2013.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of March 31, 2013.  The material weaknesses we identified in our annual report on Form 10-K for our fiscal year ending June 30, 2012 have not been remedied due to our lack of sufficient capital resources.

Changes in Internal Control Over Financial Reporting

As of March 31, 2013, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Hydrodynex, Inc.

May 10, 2013	By:	/s/ Ronald Kunisaki
Ronald Kunisaki President and Chief Executive Officer (Principal Executive Officer)

May 10, 2013	By:	/s/ Richard Kunisaki
Richard Kunisaki Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)