Form 10-K
period 2013-05-31
Hydrodynex, Inc.
filed 2013-09-30
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ ]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended ___________.
[X]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from July 1, 2012 to May 31, 2013.

Commission File Number: 000-53506

Hydrodynex, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-4903071 (I.R.S. employer identification number)
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

YES [X]  NO [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2012 is $80,644 based on the conversion price of shares issued for debt on September 20, 2013 of $0.05 per share.  Shares of Common Stock held by each officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.  The shares of our company are currently listed on the OTC Bulletin Board exchange, symbol “HDYX”.

Number of shares of Hydrodynex Inc. common stock outstanding  as of September 30, 2013: 2,844,880 shares

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

As a result of the research and development work beginning in 1985 and conducted by Hydrosystemtechnik GmbH, from whom we were granted an exclusive license for the anodic oxidation water disinfection product, substantial technological discoveries were made and a mechanized water disinfection unit was developed and improved which is collectively referred to as the AO-System®.  Hydrosystemtechnik GmbH has developed and commercialized this innovative water purification and disinfection system and has been selling these units in the European market for the last 17 years.  In 2002, advancements to include warm water systems were developed by Hydrosystemtechnik GmbH.  Two U.S. patents have been granted to Hydrosystemtechnik GmbH covering the apparatus design of a water sterilization unit that uses the principals of anodic oxidation without adding chlorine compounds.  Hydrosystemtechnik GmbH had, as of the end of 2011, sold and installed over 160 AO-Systems® units of eleven different models for projects in Europe and approximately 15 other countries worldwide.

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

We plan to undertake to secure technology verification from NSF, an independent third party testing laboratory, accredited by the EPA, to legally sell AO-Systems® in the United States, but we have not initiated this process because we have yet to pay the remaining balance of €17,625 for the AO-System® test reactor unit to our licensor Hydrosystemtechnik.  Once we have completed our payment for the test reactor unit we can arrange delivery of the unit to NSF in Ann Arbor, Michigan for testing.  When we have sufficient funds to pay the remaining balance of the test unit, arrangements for payment and shipping to the U.S. of the test reactor unit will be made.

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

If we are able to make the remaining payment of of €17,625 for the AO-System® from our licensor Hydrosystemtechnik, and if we can obtain EPA approval for our AO-System and successfully re-negotiate our license agreement, we plan to market, sell, install, and maintain specialized AO-Systems® on a retail basis pursuant to the license.  Stationary-type systems will be sold and installed in facilities such as hospitals, hotels, water cooling towers, swimming pools, etc.  Transportable AO-Systems® and packaging units will be marketed to the U.S. military and other associations involved in the use of portable water treatment systems for emergency and non-emergency markets.  Hydrodynex will purchase components on a wholesale basis from Hydrosystemtechnik to make, use, and sell specific water disinfection systems on a custom basis for it customers.  Hydrodynex has the option to engage in future manufacturing of the AO-Systems® when it is deemed necessary and financially justifiable, if we do not lose that right due to not maintaining minimum annual sales volume of €500,000 in any two consecutive years.

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

Legionnaires’ disease, caused by Legionella bacteria, is particularly dangerous and has already caused significant lawsuits against hospitals, such as the Good Samaritan Hospital of Los Angeles in 2003, where the disinfection processes used by the facility were insufficient in preventing death to immuno-suppressed patients. The AO-System’s® technology has been shown to permanently eliminate micro-organisms in water systems through its short and long-term oxidative effects.  The AO-System® has been installed to provide a solution for several existing and previously infected water systems in closed circuits such as hot water systems in hospitals like the Vinzenz V. Paul Hospital in Rottweil Germany, the KKH Dorfen Hospital in Dorfen, Germany, and the KKH Prien Hospital in Prien, Germany.  However, there exists many other commercial applications in facilities such as cooling towers and food processing plants that could benefit from our system providing protection as well as preventing expensive shut-down periods for cleaning.  Being a new technical solution with more than 160 systems installed in 15 countries, the AO-System® has a good reputation and successful track record, as concluded by our company from contacting current owners of the AO-System®, such as Vinzenz von Paul Hospital in Rottweil, Germany, and Hotel Novotel in Munich, Germany. W e also reviewed positive facility water testing results from current clients such as Hotel Novatel in Munich, Germany, and the H.I.T. Haus industrial complex in Dachau, Germany.

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

C.  Hydrodynex Licensed Products

The AO-System® units that Hydrodynex plans to sell utilize a novel and patented advanced technology broadly known as Anodic Oxidation.  The AO-System® delivers this technology with eleven different reactor unit models to a wide range of water volume parameters and applicable markets such as potable water systems in buildings, municipal water treatment plants, and cooling tower disinfection.  The eleven different models have essentially only two variables in their parameters, a) ability to treat different water flow volumes, and b) ability to treat hot, cold, or both temperatures of water systems.  Improved electrode composition, design configurations, and process tuning, which are characteristics described in the associated patents make this generation of AO-System® more advanced than other AO technologies developed over the past several decades.  We feel that the due diligence information gathering we have performed on other current competing technologies shows that the AO-System® offers higher disinfection standards and we have found various shortcomings in competing technologies, as discussed below in Section E.  When treating water for Legionella bacteria, conventional methods consisting of hyper-chlorination and super heat-flushing are generally known in the industry as temporary fixes and not permanent solutions.  The AO-System® provides a viable technical solution to kill Legionella bacteria and maintain a safe water system environment.

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

E.  Other Competing Technologies

Water treatment and purification systems with increasing complexity and effectiveness have been put into operation worldwide for a number of years.  However, conventional mechanical and chemical purification processes, including hyperchlorination, heat flushing, copper/silver ionization, chlorine dioxide dosing, and other means have proven to be insufficient in preventing the distribution of diseases through this essential nutritional element that water represents, that is why a continuing and substantial number of water borne outbreaks and disease from potable water sources occur.  Recognizing that special disinfection methods had to be developed to eliminate micro-organisms such as bacteria and viruses, heavy chlorination and other chemical treatments, and more recently UV and Ozone treatments, have been introduced. These processes, however, each include significant disadvantages to the AO-System®.  Some, such as hyperchlorination, chlorine dioxide dosing, and salt electrolysis release hazardous byproducts like chlorates and chlorites.  Some can only disinfect water that moves past a static disinfection zone in a pipe and has no residual or distal cleaning effect on bioslime within a system, such as in the case of UV light and Ozonation.   Copper/Silver ionization only has a weak disinfection effect on the water and does not have a satisfactory killing rate of robust bio-contaminants like protozoa and Legionella bacteria.

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

I.  Employees

The President, CEO, CFO, COO, VP, Treasurer, and Secretary of Hydrodynex, Jerod Edington, receives no monetary compensation and no employment or other compensation arrangement with our company.  Mr. Edington is a part-time business consultant and works approximately five hours per week for the benefit of Hydrodynex.

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

For water disinfection units that pertain to drinking water systems, a Standard 61 leeching test is required throughout the U.S. to determine if chemicals or compounds from the unit’s structure are leeched into the water.  A much simpler Standard 61 testing protocol for leeched contaminants from the unit can be concurrently done by NSF and is estimated to span two months.  Standard 61 is not overseen directly by the EPA, but is required by individual states to allow products to be sold within their state.  Any water treatment device that has “wetted parts”, or parts that come in direct contact with drinking water, must have those parts tested for acceptable levels of leeched contaminants into the drinking water.  Specific parts are exposed to different water temperatures and pH level variables for certain lengths of time to determine if any unacceptable levels of contaminants enter the water.  Once Standard 61 testing is concluded, the tested unit category will earn the NSF 61 mark.  Different volume flows can be bracketed so every specific size of disinfection unit does not have to be tested.  All of our current models of AO-System® units will be encompassed in two bracketed categories, so only two particular models will need to be tested.

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

Under our license agreement with our licensor Hydrosystemtechnik, we are required to meet a number of specific milestones by certain dates, which we have failed to achieve, and our license agreement can become non-exclusive, damaging our competitive situation, or the licensor could decide to terminate the agreement.  We have currently not met any of our milestone obligations.  In addition, we were required to meet certain minimum annual sales volumes based on net purchase value of sales for calendar years beginning in 2010.  We were unable to meet those minimum annual sales volumes and our license can become non-exclusive and in addition, our licensor could terminate the agreement at any time by written notice because there are already existing defaults concerning obligations in the agreement and there are no actions that can be taken by us to reasonably require a cure notice from our licensor and a 30 day cure period as outlined in our agreement.

We must raise additional capital to make the required product purchase under our license agreement to our licensor.

Under our original license agreement with our licensor Hydrosystemtechnik, the license would remain exclusive subject to Hydrodynex leasing or purchasing an AO-System® prior to November 30, 2009.  We have paid a 50% down payment, but we need to secure additional capital to cover the remaining 50% balance payment in the amount of €17,625 for the AO-System® test reactor unit from our licensor Hydrosystemtechnik.  The licensor has the option at any time to revert our exclusive license agreement to non-exclusive status or to terminate the agreement completely.

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

From our inception on May 12, 2006 to the accounting period ended on May 31, 2013, Hydrodynex has not generated any revenue.  Rather, Hydrodynex operates under a net loss, and has an accumulated deficit of $343,462 as of the period ended May 31, 2013.  Hydrodynex does not currently have any revenue producing operations.  Hydrodynex is not currently operating profitably, and it should be anticipated that it will operate at a loss at least until such time when the production stage is achieved, if production is, in fact, ever achieved.

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

We have no operating history and have not proved we can operate successfully.  We face all of the risks inherent in a new business.  If we fail, investments in our common stock will become worthless.  From inception of May 12, 2006 to the audited period ended on May 31, 2013 and the audited period through May 31, 2013, we incurred a net loss of $327,847 and $341452, respectively, and did not earn any revenue.  Hydrodynex does not currently have any revenue producing operations.

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

Hydrodynex currently relies heavily upon the services and expertise of Jerod Edington.  In order to implement the business plan of Hydrodynex, management recognizes that additional management will be required at some point in the future.  However, on a near term basis, Hydrodynex will outsource most services and utilize independent consultants as much as possible.  The director, which includes these one officer, is the only personnel currently.  The officer can manage the office functions until Hydrodynex can generate enough revenues to hire employees.

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

We were incorporated on May 12, 2006 and  we have not executed our business model and are considered to be in the development stage.  Our ability to maintain and achieve profitability is dependent on the execution of our business plan to generate cash flow to fund future growth.  There can be no assurance that our results of operations or marketing strategy will prove successful.

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS MODEL

If we are unable to obtain additional capital, we may have to curtail or cease operations.

We expect that we will need to raise funds in October 2013 in order to meet our working capital requirements.  At present, we don't have the funds to continue operations past October 2013 based upon our present monthly use of funds.  We may not be able to obtain additional financing on terms favorable to us, if at all.  If adequate funds are not available to us, we may have to curtail or cease operations after October 2013, which would materially harm our business and financial results.  To the extent we raise additional funds through further issuances of equity or convertible debt or equity securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.  Furthermore, any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

We do not have the funds needed to continue operations past October 2013.

We need to raise a minimum of $400,000 to implement and complete the first phase of our business plan, as well as to renegotiate the terms of our license agreement, if possible, to allow us to continue our business plan.  Securing these funds or any funds to continue operations will be difficult and there is no guarantee that we can continue operations beyond October 2013.

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

The report of our independent auditors, on our audited financial statements as of and for the eleven months ended May 31, 2013 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Our operations are dependent upon our ability to obtain financing and our ability to achieve future profitable operations from the development of our business model.  If we are not able to continue as a going concern, it is likely investors will lose their entire investment.

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

ITEM 2.   Properties.

Our executive office is currently located at 2009 E. 30th Ave., Spokane, WA 99203. The 150 square foot office is provided by Jerod Edington, officer and director of Hydrodynex, at no cost to Hydrodynex.  We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises until such time as Hydrodynex raises additional capital.

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

The transfer agent of Hydrodynex is Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

As of May 31, 2013, there were 47 holders of record of Hydrodynex’ common stock, of which 2,299,880 were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Unregistered Securities

On August 30, 2013, we issued 545,000 unregistered shares of its common stock, par value $0.001, at $0.05 per share from our treasury to two creditors of Hydrodynex, Inc. in exchange for outstanding loans in aggregate of $27,250 and aggregate interest accrued of $0.  These loan proceeds were used for regular business operations.  A total of 405,000 shares were issued to affiliate Jerod Edington, Officer and Director of Hydrodynex, in exchange for the loans due to him.  A total of 140,000 shares were issued to Marycliff Investment Corp., a related party entity owned by Jerod Edington's mother, Sherry Edington, in exchange for the loans due to it.  In the issuance of the securities referenced under Item 1.01 of this report we are relying on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for sales to sophisticated investors given full disclosure.  We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.

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

If we can raise sufficient funds and re-negotiate the license agreement, we plan to undertake to secure technology verification from NSF, an independent third party testing laboratory, accredited by the EPA, to legally sell AO-Systems® in the United States, but we have not initiated this process because we have yet to pay the remaining balance of €17,625 for the AO-System® test reactor unit owed to our licensor Hydrosystemtechnik.  When we have sufficient funds to pay the remaining balance due on the test unit, arrangements for payment and shipping to the U.S. of the test reactor unit will be made.

Product Research and Development Plans

We do not plan to engage in any research and development at this time.  The product has been developed by our licensor, Hydrosystemtechnik, GmbH and is ready for sale to the consumer.

Results of Operations

Since Hydrodynex was formed on May 12, 2006, it has not earned any revenues and has incurred a net loss since its inception of $343,462 through May 31, 2013.  The following table provides selected financial data about our company for the eleven months ended May 31, 2013 and May 31, 2012, respectively.

Balance Sheets Data	May 31, 2013	June 30, 2012
Cash	$2,076	$1,230

Office equipment, net	-	207
Prepaid expenses	1,000	1,000

Total assets	$3,076	$2,437
Total liabilities	$64,045	$45,354
Stockholders’ equity (deficit)	$(60,969)	$2,437

For the eleven months ended May 31, 2013, our total operating expenses were $12,649 as compared to $13,386 for the twelve months ended June 30, 2012.  Our operating expenses have decreased between these time periods by $737 and until the company receives additional financing, we do not presently expect our expenses to increase in next twelve months.  The total operating expenses were lower in the most recent year ended due mainly to a decrease in patent costs and general and administrative costs.  The eleven months ended May 31, 2013 included the following major expenses:

1.  Professional fees including legal and Accounting - $10,478

2.  General and Administrative Fees - $1,964

3.  Depreciation Expenses- $207

Our cash in the bank at May 31, 2013 was $2,076.  Net cash used in operating activities during the eleven months ended May 31, 2013 was $9,354, compared to net cash used in operating activities during the twelve months ended June 30, 2012 of $22,418, a difference of $13,064.

Net cash provided by financing activities since inception through May 31, 2013 was $295,425 from the sale of our common stock and warrants, advances from officers, proceeds from convertible notes payable, and accrued expenses from a related party.  Net cash provided by financing activities for the eleven months ended May 31, 2013 was $10,200 from related party advances compared to $23,050 for the eleven months ended May 31, 2012, a difference of $12,850.

In their report on our May 31, 2013 audited financial statements, our auditors express an opinion that there is substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have been in the developmental stage and have had no revenues since inception. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.  There can be no assurances to that effect.

Liquidity and Capital Resources

Since inception, we have financed our operations from private placements of equity securities and loans from shareholders.  We do not have any available lines of credit.  As of May 31, 2013, we had cash in the amount of $2,076.  Net cash provided by financing activities was $10,200 during the eleven months ended May 31, 2013.  We raised only $10,200 in capital during the eleven months ended May 31, 2013 from financing activities with related parties in the form of unsecured and non-interest bearing loans and loans converted to shares.  We will need to raise additional capital, take loans, or generate revenue in October 2013 or curtail or cease our basic operations.  We need to raise a minimum of $400,000 to implement and complete the first phase of our business plan, as well as to renegotiate the terms of our license agreement, if possible, to allow us to continue our business plan.

On September 30, 2011, we converted $8,385 in account payables owed to a services provider and $37,600 in accrued consulting fees owed to an officer and director of the company into 919,700 three-year warrants, where one warrant entitles to purchase one share of our restricted common stock at an exercise price of $0.01 per share.

On September 30, 2011, we converted $16,300 in advances from officer and director Jerod Edington into restricted common shares at $0.05 per share.  A total of 326,000 shares were issued in this transaction.

As of May 31, 2013, the total amount of advances due to our officer and director was $20,250, which were unsecured and non-interest bearing, and maturing on December 31, 2013.  As of May 31, 2013, the total amount of advances due to a related party was $7,000, which were unsecured and non-interest bearing, and maturing on December 31, 2013

Officer and director Jerod Edington advanced $8,900 to our company for working capital purposes during the eleven months ended May 31, 2013.  Such amount was unsecured, non-interest bearing, and matures on December 31, 2013.  $8,900 of this was converted to shares on August 30, 2013 at $0.05 per share.  A related party advanced $2,000 to our company for working capital purposes during the eleven months ended May 31, 2013.  Such amount was unsecured, non-interest bearing, and matures on December 31, 2013.  $2,000 of this was converted to shares on August 30, 2013 at $0.05 per share.

On August 30, 2013, we issued 545,000 unregistered shares of its common stock, par value $0.001, at $0.05 per share from our treasury to two creditors of Hydrodynex, Inc. in exchange for outstanding loans in aggregate of $27,250 and aggregate interest accrued of $0.  A total of 405,000 shares were issued to affiliate Jerod Edington, officer and director of Hydrodynex, in exchange for the $20,250 in loans due to him.  A total of 140,000 shares were issued to Marycliff Investment Corp., a related party entity owned by Jerod Edington's mother, Sherry Edington, in exchange for the $7.000 loans due to it.  In the issuance of the securities referenced under Item 1.01 of this report we are relying on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for sales to sophisticated investors given full disclosure.  We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.

We do not have sufficient capital resources to carry on operations past October 2013.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond October 2013, but we plan to raise additional capital in a private stock offering to secure funds needed to finance our plan of operation for at least the next twelve months, or enter into loans from existing shareholders to support operations.  We are pursuing potential equity financing, sub-

licensing and other collaborative arrangements that may generate additional capital for us.  However, these are forward-looking statements, and there may be changes that could consume available resources before such time. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, technology verification costs, among others.

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

Subsequent events

On August 30, 2013, we issued 545,000 unregistered shares of its common stock, par value $0.001, at $0.05 per share from our treasury to two creditors of Hydrodynex, Inc. in exchange for outstanding loans in aggregate of $27,250 and aggregate interest accrued of $0.  A total of 405,000 shares were issued to affiliate Jerod Edington, Officer and Director of Hydrodynex, in exchange for the loans due to him.  A total of 140,000 shares were issued to Marycliff Investment Corp., a related party entity owned by Jerod Edington's mother, Sherry Edington, in exchange for the loans due to it.  In the issuance of the securities referenced under Item 1.01 of this report we are relying on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for sales to sophisticated investors given full disclosure.  We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8.   Financial Statements and Supplementary Data

HYDRODYNEX, INC. (A Developmental Stage Company) May 31, 2013 and June 30, 2012 INDEX TO THE FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	30
Balance Sheets at May 31, 2013 and June 30, 2012	31
Statements of Operations for the 11 Months Ended May 31, 2013 and for the 12 Months Ended June 30, 2012 and for the Period from May 12, 2006 (Inception) through May 31, 2013	32
Statement of Stockholders’ Equity (Deficit) for the Period from May 12, 2006 (Inception) through May 31, 2013	33
Statements of Cash Flows for the 11 Months Ended May 31, 2013 and 12 Months Ended June 30, 2012 and for the Period from May 12, 2006 (Inception) through May 31, 2013	34
Notes to the Financial Statements	35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hydrodynex, Inc.

(A development stage company)

Burbank, California

We have audited the accompanying balance sheets of Hydrodynex, Inc. (the “Company”), a development stage company, as of May 31, 2013 and June 30, 2012 and the related statements of operations, stockholder’s equity (deficit) and cash flows for the 11 months ended May 31, 2013 and for the 12 months ended June 30, 2012 and for the period from May 12, 2006 (Inception) through May 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2013 and June 30, 2012 and the results of its operations and its cash flows for the 11 months ended May 31, 2013 and for the 12 months ended June 30, 2012 and for the period from May 12, 2006 (Inception) through May 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at May 31, 2013 and had a net loss and cash used in operating activities for the 11 months then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

September 30, 2013

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheets

	May 31, 2013	June 30, 2012
Assets
Current Assets
Cash	$ 2,076	$ 1,230
Prepaid expenses	1,000	1,000
Total Current Assets	3,076	2,230

Office Equipment
Office Equipment	1,288	1,288
Less: Accumulated Depreciation	(1,288)	(1,081)
Office Equipment, net	-	207

Total Assets	$ 3,076	$ 2,437

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$ 10,818	$ 5,584

Licenses Fees Payable	25,977	25,157

Advances from related parties	27,250	17,050
Total Current Liabilities	64,045	48,223

Total Liabilities	64,045	47,791

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized,
2,299,980 shares issued and outstanding	2,300	2,300
Additional paid-in capital	280,193	280,193
Accumulated deficit	(343,462)	(327,847)
Total Stockholders' Deficit	(60,969)	(45,354)

Total Liabilities and Stockholders' Equity	$ 3,076	$ 2,437

See accompanying notes to the financial statements

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period from
	For the 11 Months	For the 12 Months	May 12, 2006
	Ended	Ended	(inception) through
	May 31, 2013	June 30, 2012	May 31, 2013
Operating Expense
Advertising and promotion	$ -	$ 131	$ 5,560
Consulting fees - officer	-	-	61,000
Depreciation	207	258	1,288
Board of directors fees	-	-	2,750
General and administrative	3,974	5,855	35,279
Impairment of deferred license fees	-	-	68,175
Patent application costs	-	-	6,997
Travel	-	-	10,996
Professional fees	10,478	7,142	131,362
Total Operating Expenses	14,659	13,386	323,407

Loss from Operations	(14,659)	(13,386)	(323,407)

Other (Income) Expenses
Foreign currency transaction (gain) loss	820	(3,623)	(820)
Forgiveness of debt	-	(1,677)	(10,298)
Loss of advance on purchase	-	-	26,991
Interest expense	136	311	4,182
Total Other (Income) Expenses	956	(4,989)	20,055

Loss Before Income Taxes	(15,615)	(8,397)	(343,462)

Income Tax Provision	-	-	-

Net Loss	$ (15,615)	$ (8,397)	(343,462)

Net Loss per Share - Basic and Diluted	$ (0.01)	$ (0.00)

Weighted Average Common Shares Outstanding,
Basic and Diluted	2,299,880	2,218,608

See accompanying notes to the financial statements

Hydrodynex, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from May 12, 2006 (Inception) through May 31, 2013
				Deficit
	Common Stock			Accumulated	Total
	Number of	Common		During the	Stockholders'
	Shares	Stock	APIC	Development Stage	Equity (Deficit)

Balance, May 12, 2006 (inception)	-	$-	$-	$-	$-
Shares issued to President for cash
at $0.01 per share upon formation	200,000	200	1,800		2,000
Net loss				(536)	(536)
Balance, June 30, 2006	200,000	200	1,800	(536)	1,464
Shares issued to President for cash
at $0.01 per share	300,000	300	2,700		3,000
Net loss				(1,296)	(1,296)
Balance, June 30, 2007	500,000	500	4,500	(1,832)	3,168
Shares issued for cash at $0.10 per share	1,000,000	1,000	99,000		100,000
Options issued for director fees			2,750		2,750
Options issued for services			1,500		1,500
Net loss				(84,454)	(84,454)
Balance, June 30, 2008	1,500,000	1,500	107,750	(86,286)	22,964
Common stock issued in connection with sale of security
units for cash at $0.50 per unit November 25, 2008	15,000	15	4,185		4,200
Warrants issued in connection with sale
of security units for cash at $0.50 per unit			3,300		3,300
Warrants issued in connection with
issuance of convertible notes payable			2,640		2,640
Shares issued for cash at $0.20 per share January 23, 2009	250,000	250	49,750		50,000
Net loss				(86,463)	(86,463)
Balance, June 30, 2009	1,765,000	1,765	167,625	(172,749)	(3,359)
Common shares issued for conversion of notes
payable at $0.25 per share	38,880	39	9,681		9,720
Common shares issued in connection with sale of security
units for cash at $0.25 per unit.	30,000	30	7,470		7,500
Common shares issued for cash at $0.25 per share.	140,000	140	34,860		35,000
Net loss				(119,871)	(119,871)
Balance, June 30, 2010	1,973,880	1,974	219,636	(292,620)	(71,010)
Net loss				(26,830)	(26,830)
Balance, June 30, 2011	1,973,880	1,974	219,636	(319,450)	(97,840)
Common stock issued for conversion of
advances from an officer of $16,300	326,000	326	15,974	-	16,300
Warrants issued for conversion of $37,600 of accrued expenses - officer
exercisable at $0.01 per share	-		37,600	-	37,600
Warrants issued for conversion of $8,385 of accounts payable
exercisable at $0.01 per warrant	-	-	6,708	-	6,708
Forgiveness of advance from officer	-	-	275	-	275
Net loss	-	-		(8,397)	(8,397)
Balance, June 30, 2012	2,299,880	2,300	$280,193	$(327,847)	$(45,354)
Net loss	-	-	-	(15,615)	(15,615)
Balance, May 31, 2013	2,299,880	2,300	$280,193	$(343,462)	$(60,969)

See accompanying notes to the financial statements

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows
			From the Period from
	For the 11 Months	For the 12 Months	May 12, 2006
	Ended	Ended	(inceptions) through
	May 31, 2013	June 30, 2012	May 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (15,615)	$ (8,397)	$ (343,462)
Adjustments to reconcile net loss to net cash used in operations			-
Depreciation expense	207	258	1,288
Forgiveness of accounts payable	-	(1,677)	(1,677)
Write-off of prepaid patent applications costs	-	-	6,997
Loss on advance on purchase	-	-	26,991
Impairment of deferred license fees	-	-	68,175
Stock options issued for services	-	-	4,250
Amortization of discount on convertible notes payable	-	-	2,640
Changes in operating assets and liabilities:
Advances on purchases	-	-	(26,991)
Accounts payable and accrued expenses	5,234	(7,979)	19,203
Prepaid expenses	-	(1,000)	(1,000)
Interest payable	-	-	720
License fees payable	820	(3,623)	25,977
Net cash used in operating activities	(9,354)	(22,418)	(216,889)
Cash Flows from Investing Activities
Purchase of office equipment	-	-	(1,288)
Prepaid patent applications costs	-	-	(6,997)
Deferred license fees	-	-	(68,175)
Net cash used in investing activities	-	-	(76,460)
Cash Flows from Financing Activities
Accrued expenses - related party	-	-	37,600
Advances from officers	10,900	23,050	49,811
Repayment of advances from officers	(700)	-	(5,986)
Proceeds from convertible notes payable	-	-	12,000
Repayment of convertible notes payable	-	-	(3,000)
Proceeds from sale of common stock and warrants	-	-	205,000
Net cash provided by financing activities	10,200	23,050	295,425
Net Change in Cash	846	632	2,076
Cash, Beginning of Period	1,230	598	-
Cash, End of Period	$ 2,076	$ 1,230	$ 2,076
Supplemental Disclosure of Cash Flows Information
Interest paid	$ -	$ -	$ 3,680
Income taxes paid	$ -	$ -	$ -
Non-Cash Investing and Financing Activities
Warrants issued in connection with issuance of convertible debt	$ -	$ -	$ 2,640
Warrants issued for conversion of accrued expenses from officer	$ -	$ 37,600.00	$ 37,600
Forgiveness of advance from officer	$ -	$ 275.00	$ 275
Common shares issued for conversion of advance from officer	$ -	$ 16,300.00	$ 25,300
Warrants issued for conversion of accounts payable	$ -	$ -	$ 17,385
Common shares issued for conversion of interest payable	$ -	$ -	$ 720

See accompanying notes to the financial statements

Hydrodynex, Inc.

(A Development Stage Company)

May 31, 2013 and June 30, 2012

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, and accounts payable, approximate their fair values because of the short maturity of these instruments.

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

On December 21, 2012, a board resolution authorized to change its fiscal year from June 30 to May 31. In connection with the change in fiscal year, the Company is filing this Transition Report and the accompanying financial statements which cover the 11 month period beginning July 1, 2012 and ending May 31, 2013 and the historical activities of the year ended June 30, 2012. The Company’s next fiscal year will cover the period from June 1, 2013 through May 31, 2014.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the 11 months ended May 31, 2013 or 12 months ended June 30, 2012.

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

The following table shows number of potentially outstanding dilutive shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the 11 Months Ended May 31, 2013	For the 12 Months Ended June 30, 2012

Stock Option Shares

Stock options issued on June 30, 2008 under the 2006 Plan at $0.25 per share expired on June 30, 2013, five (5) years from the date of issuance, vested upon issuance	70,000	70,000

Warrant Shares

Warrants issued in connection with the conversion of consulting fees on September 30, 2011 with an exercise price of $0.01 per share and expiring three (3) years from the date of issuance	752,000	752,000

Warrants issued in connection with the conversion of a vendor payable on September 30, 2011 with an exercise price of $0.01 per share and expiring three (3) years from the date of issuance	167,700	167,700

Total potentially outstanding dilutive common shares	989,700	989,700

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASUadds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements

Note 3 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had a deficit accumulated during the development stage at May 31, 2013 and had a net loss and net cash used in operating activities for the 11 months then ended, with no revenues earned since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Office Equipment

Office equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	May 31, 2013	June 30, 2012

Office equipment	5	$1,288	$1,288

Less accumulated depreciation		(1,288)	(1,081)

Office equipment, net		$0	$207

Depreciation expense for the 11 months ended May 31, 2013 and 12 months ended June 30, 2012 was $207 and $258, respectively.

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

The Company determined that since it is currently unable to secure EPA approval of the AO-System in order to begin selling in the United States within the time period specified in the agreement, the agreement has reverted to a non-exclusive marketing agreement.  Consequently, the Company impaired the entire balance of $68,175 of the deferred licensing fee on June 30, 2010.

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

On June 30, 2008, the Board of Director of the Company approved and granted stock options to purchase an aggregate of 85,000 shares of its common stock, par value $.001 per share (the “Common Stock”) at $0.25 per share expired on June 30, 2013, five (5) years from the date of issuance, vested upon issuance.

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

For the 11 months ended May 31, 2013, the Company did not grant any stock options nor record any stock-based compensation.

The table below summarizes the Company’s stock option activity through May 31, 2013:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, June 30, 2007	-	$-	$-	-	$-

Granted	85,000	0.25	0.25	4,250	-
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2008	85,000	0.25	0.25	4,250	-

Granted	-	-	-		-
Canceled	(15,000)	0.25	0.25	-	-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2009	70,000	0.25	0.25	4,250	-

Granted	-	-	-		-
Canceled	-	-	-	-	-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2010	70,000	0.25	0.25	4,250	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2011	70,000	0.25	0.25	4250	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2012	70,000	0.25	0.25	4,250	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, May 31, 2013	70,000	0.25	0.25	4,250	-

Vested and exercisable, May 31, 2013	70,000	$0.25	$0.25	4,250	$-

Unvested, May 31, 2013	-	$-	$-	-	$-

The following table summarizes information concerning outstanding and exercisable stock options as of May 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25	70,000	0.08	$0.25	70,000	0.08	$0.25

As of May 31, 2013, there were 930,000 shares of stock options remaining available for issuance under the 2006 Plan.

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

The fair value of each warrant grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following assumptions:

September 30, 2011
Expected option life (year)	3

Expected volatility	100.00%

Risk-free interest rate	0.42%

Dividend yield	0.00%

The table below summarizes the Company’s warrants activity though May 31, 2013:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, June 30, 2008	-	$-	$-	$-	$-

Granted	27,000	1.00	1.00	5,940	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2009	27,000	1.00	1.00	5,940	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2010	27,000	1.00	1.00	5,940	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-		-
Expired	-	-	-	-		-
Balance, June 30, 2011	27,000	1.00	1.00	5940	-

Granted	919,700	0.01	0.01	36,788	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	(27,000)	1.00	1.00	(5,940)	-
Balance, June 30, 2012	919,700	$0.01	$0.01	$36,788	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, May 31, 2013	919,700	$0.01	$0.01	$36,788	$-

Earned and exercisable, May 31, 2013	919,700	$0.01	$0.01	$36,788	$-

Unvested, May 31, 2013	-	$0.01	$0.01	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of May 31, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01	919,700	1.33	$0.01	919,700	1.33	$0.01

Note 7 – Related Party Transactions

Advances from Officer

On October 11, 2011, the Chief Executive Officer of the Company advanced the Company $2,000 with no interest and an extended maturity date to June 30, 2013.  $200 of this advance was paid back on November 9, 2012.

On February 17, 2012, a related party of the Company advanced the Company $5,000 with no interest and a maturity date of June 30, 2012, which was subsequently extended to December 31, 2013.

On April 3, 2012, the Chief Executive Officer of the Company advanced the Company $10,000 with no interest and an extended maturity date to December 31, 2013.

On December 28, 2012, the Chief Executive Officer of the Company advanced the Company $1,000 with no interest and a maturity date of December 31, 2013.

On January 22, 2013, $500 was repaid on the advances due to the Chief Executive Officer.

On February 12, 2013, the Chief Executive Officer of the Company advanced the Company $2,000 with no interest and a maturity date of December 31, 2013.

On May 9, 2013, the Chief Executive Officer of the Company advanced the Company $5,600 with no interest and a maturity date of December 31, 2013.

On May 17, 2013, the Chief Executive Officer of the Company advanced the Company $300 with no interest and a maturity date of December 31, 2013.

On May 29, 2013, a related party of the Company advanced the Company $2,000 with no interest and a maturity date of December 31, 2013.

Free Office Space from Its Stockholder and Chief Operating Officer

The Company has been provided office space by its stockholder and Chief Executive Officer at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 8 – Income Tax Provision

Deferred Tax Assets

At May 31, 2013, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $343,462 that may be offset against future taxable income through 2032.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $116,777, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $5,310 and $2,854 for the 11 months ended May 31, 2013 and 12 months ended June 30, 2012, respectively.

Components of deferred tax assets are as follows:

	May 31, 2013	June30, 2012
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$116,777	111,467

Less valuation allowance	(116,777)	(111,467)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the 11 Months Ended May 31, 2013	For the 12 Months Ended June 30, 2012

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 9 – Pro Forma Financial Statements

The unaudited pro forma financial statements included below presents the Company’s statements of operations and cash flows which would have been as if the Company had May 31 as its fiscal year as of the beginning of the first date presented.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations
Pro Forma
			For the Period from
	For the 12 Months	For the 12 Months	May 12, 2006
	Ended	Ended	(inception) through
	May 31, 2013	May 31, 2012	May 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Expense
Advertising and promotion	$ -	$ 131	$ 5,560
Consulting fees - officer	-	-	61,000
Depreciation	228	302	1,288
Board of directors fees	-	-	2,750
General and administrative	3,988	6,522	35,279
Impairment of deferred license fees	-	-	68,175
Patent application costs	-	6,997	6,997
Travel	-	-	10,996
Professional fees	10,140	10,780	131,362
Total Operating Expenses	14,356	24,732	323,407

Loss from Operations	(14,356)	(24,732)	(323,407)

Other (Income) Expenses
Foreign currency transaction (gain) loss	1,096	(3,314)	(820)
Forgiveness of debt	-	(1,677)	(10,298)
Loss of advance on purchase	-	-	26,991
Interest expense	136	311	4,182
Total Other (Income) Expenses	1,232	(4,680)	20,055

Loss Before Income Taxes	(15,588)	(20,052)	(343,462)

Income Tax Provision	-	-	-

Net Loss	$ (15,588)	$ (20,052)	(343,462)

Net Loss per Share - Basic and Diluted	$ (0.01)	$ (0.01)

Weighted Average Common Shares Outstanding,
Basic and Diluted	2,299,880	2,191,811

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows
Pro Forma
(Unaudited)
			From the Period from
	For the 12 Months	For the 12 Months	May 12, 2006
	Ended	Ended	(inceptions) through
	May 31, 2013	May 31, 2012	May 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (15,588)	$ (20,052)	$ (343,462)
Adjustments to reconcile net loss to net cash used in operations			-
Depreciation expense	228	302	1,288
Forgiveness of accounts payable	-	(1,677)	(1,677)
Write-off of prepaid patent applications costs	-	-	6,997
Loss on advance on purchase	-	-	26,991
Impairment of deferred license fees	-	-	68,175
Stock options issued for services	-	-	4,250
Amortization of discount on convertible notes payable	-	-	2,640
Changes in operating assets and liabilities:
Advances on purchases	-	-	(26,991)
Accounts payable and accrued expenses	4,528	(3,321)	19,203
Prepaid expenses	-	(1,000)	(1,000)
Interest payable	-	-	720
License fees payable	1,095	(3,314)	25,977
Net cash used in operating activities	(9,737)	(29,062)	(216,889)
Cash Flows from Investing Activities
Purchase of office equipment	-	-	(1,288)
Prepaid patent applications costs	-	6,997	(6,997)
Deferred license fees	-	-	(68,175)
Net cash used in investing activities	-	6,997	(76,460)
Cash Flows from Financing Activities
Accrued expenses - related party	-	-	37,600
Advances from officers	10,900	24,050	49,811
Repayment of advances from officers	(700)	-	(5,986)
Proceeds from convertible notes payable	-	-	12,000
Repayment of convertible notes payable	-	-	(3,000)
Proceeds from sale of common stock and warrants	-	-	205,000
Net cash provided by financing activities	10,200	24,050	295,425
Net Change in Cash	463	1,985	2,076
Cash, Beginning of Period	1,613	(372)	-
Cash, End of Period	$ 2,076	$ 1,613	$ 2,076
Supplemental Disclosure of Cash Flows Information
Interest paid	$ -	$ -	$ 3,680
Income taxes paid	$ -	$ -	$ -
Non-Cash Investing and Financing Activities
Warrants issued in connection with issuance of convertible debt	$ -	$ -	$ 2,640
Warrants issued for conversion of accrued expenses from officer	$ -	$ 37,600	$ 37,600
Forgiveness of advance from officer	$ -	$ 275	$ 275
Common shares issued for conversion of advance from officer	$ -	$ 16,300	$ 25,300
Warrants issued for conversion of accounts payable	$ -	$ -	$ 17,385
Common shares issued for conversion of interest payable	$ -	$ -	$ 720

Note 10 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On August 30, 2013, the Company issued 545,000 unregistered shares of its common stock, par value $0.001, at $0.05 per share to two creditors in exchange for outstanding loans in aggregate of $27,250 and aggregate interest accrued of $0.  A total of 405,000 shares were issued to affiliate Jerod Edington, Officer and Director of the Company, in exchange for the loans due to him.  A total of 140,000 shares were issued to a related party in exchange for the loans due to it.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of May 31, 2013.  We identified a material weakness in our internal control over financial reporting as of May 31, 2013 because fundamental elements of an effective control environment were not present as of May 31, 2013, including independent oversight and review of financial reporting, the financial reporting processes and procedures, and internal control procedures by our board of directors as we have not established an audit committee and our full board has not been adequately performing those functions.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  There exists a nearly complete overlap between management and our board of directors, with four of our four directors being members of management.  Specifically, we do not currently have the ability to objectively monitor the processes and procedures of financial reporting as the individuals responsible for financial reporting also comprise all but one of the members of our board of directors.  Additionally, due to insufficient staffing and lack of full-time personnel, it has not been possible to ensure appropriate segregation of duties between incompatible functions and formalized monitoring procedures have not, to date, been established or implemented.  In the course of our assessment, we also identified that there were control deficiencies which were the result of our not maintaining a sufficient complement of personnel to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements.  Essentially, the material weaknesses we have identified in our assessment are the same as those identified in our assessment as of June 30, 2012.  Due to a lack of sufficient capital resources and our lack of independent outside directors, we have been unable to remedy the material weaknesses which existed last year.

Based on this assessment and the material weakness described above, management has concluded that internal control over financial reporting was not effective as of May 31, 2013.

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

Changes In Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the eleven months ended May 31, 2013, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B   Other Information

None.

PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance

A. Directors, Executive Officers, Promoters and Control Persons

Our current executive officer, director and significant employee of Hydrodynex is as follows:

Name	Age	Position
Jerod Edington	36	President, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer Vice President, Treasurer, Secretary, & Director

Each director is elected to hold office for a one year term or until the next annual meeting of stockholders and until his successor is elected and qualified. The officers of Hydrodynex serve at the pleasure of Hydrodynex’ Board of Directors.

The following sets forth certain biographical information with respect to the director and executive officer of Hydrodynex.

Jerod Edington - Founder, Vice President, Chief Operating Officer, and Director.  Mr. Edington attended the University of Washington in Seattle, Washington.  He earned a B.S. in Zoology in 2000 and did radiation cancer and tumor research at the University of Washington Medical Center’s Radiation Oncology Dept.  From 2000 until 2007 he worked in the TV/Film Production business as a professional actor and occasional producer.  He is a member of the Screen Actors Guild Union.  Mr. Edington has served as the CEO and various other officer positions in Hydrodynex, Inc., a commercial scale water disinfection technology company from May of 2006 until the present.  He has been a capital formation consultant and business development consultant in the mergers and acquisition industry with IWJ Consulting Group, LLC, since September of 2009 where he has worked on projects involving oil & gas, precious metals and mining, pharmaceuticals, and various technologies.

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

B. Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  We have no knowledge that, as of the date of this filing, our directors, executive officers, and persons who own more than ten percent of our common stock, have not filed a required Form 3 initial report, Form 4 current report, or an annual Form 5.

Code of Ethics

On August 15, 2008, we adopted a Code of Business Conduct and Ethics for Directors, Officers and Employees and a Code of Ethics for the Chief Executive Officer and Senior Financial Officers.  Both are exhibits to this Report on Form 10-K.  We will provide to any person, without charge, upon request, a copy of our Code of Business Conduct and Ethics for Directors, Officers and Employees and a Code of Ethics for the Chief Executive Officer and Senior Financial Officers.  Any person may make such a request by mailing such a request addressed to our President, Jerod Edington, at the address of our executive offices at 2009 E. 30th Ave., Spokane, WA 99203.

Audit Committee and Audit Committee Financial Expert

We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors.  As we are a development stage company with minimal revenues from operations, few employees, and relatively simple financial statements, as of May 31, 2013 we had not constituted any board committees, including an audit committee.  On August 15, 2008, we adopted charters for an Audit Committee, a Compensation Committee, and a Corporate Governance and Directors Nominating Committee, but will not have these committees until we have the resources to do so.  We do not have an audit committee financial expert who is an outside director. As our business grows and our financial statements become more complicated, we intend to seek an outside director who can qualify as an audit committee financial expert.

ITEM 11.   Executive Compensation.

A.   Summary Compensation Table

The table below sets forth the aggregate annual and long-term compensation paid by us during the eleven months ended May 31, 2013 and twelve months ended June 30, 2012 to our Chief Executive Officer, Jerod Edington, and former Chief Executive Officer, Ronald Kunisaki, who served as our President and Chief Executive Officer from February 6, 2009 to June 3, 2013 (the “Named Executive Officer”).  No executive officer’s salary and bonus exceeded $100,000 for the eleven months ended May 31, 2013 and twelve months ended June 30, 2012.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-Qualified Deferred Compensation Earnings ($) (h)	All other Compensation ($) (i)	Total ($) (j)
Ronald Kunisaki Former Pres, CEO, & Dir.	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
Jerod Edington Pres, CEO, CFO, COO, VP, Treas, Sec, & Dir	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

B. Narrative Disclosure to Summary Compensation Table

Former officer and director Ronald Kunisaki had not entered into a formal written employment agreement with Hydrodynex and has not been compensated in any manner to date for his service as our President and CEO since his appointment in February 2009.  Officer and director Jerod Edington had not entered into a formal written employment agreement with Hydrodynex and has not been compensated in any manner for his service as our President and CEO since his appointment in June 6, 2013.

C. Outstanding Equity Awards at Fiscal Year End

Former officer and director Ronald Kunisaki has not been granted any Hydrodynex stock options.  Officer and director Jerod Edington has options to purchase 25,000 shares at $0.25 per share that are exercisable currently and expire June 30, 2013.

D. Compensation of Directors

No compensation was paid to directors for their director services during the eleven months ending May 31, 2013.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 30, 2012 certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  The percentage of shares beneficially owned is based on 2,844,880 shares of common stock outstanding as of September 30, 2013.  Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of September 30, 2013, are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.  Except as otherwise listed below, the address of each person is 2009 E. 30th Ave. Spokane, WA 99203.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Jerod Edington, Vice Pres., COO, Dir. (1)	1,983,000 shares	55.1%
Ronald Kunisaki (2)	250,000 shares	8.8%
Marycliff Investment Corp. (3)	170,000 shares	6.0%
Executive officers and directors as a group 1 person (4)	1,983,000 shares	55.1%

(1)

Jerod Edington, President CEO, CFO, COO, VP, Treasurer, Secretary and director- The holdings of Mr. Edington include 1,231,000 shares of common stock, warrants to purchase 752,000 shares at $.01 per share that are exercisable currently or within 60 days of September 30, 2013.

(2)	Ronald Kunisaki- The holdings of Ronald Kunisaki include 250,000 shares of common stock
(3)

Marycliff Investment Corp- The holdings of Marycliff investment Corp. include 170,000 shares of common stock.  Sherry Edington, mother of officer and director Jerod Edington, has voting power of this entity.

(4)

The holdings of the executive officers and directors as a group include an aggregate of 1,231,000 shares of common stock and 752,000 shares at $.01 per share that are exercisable currently or within 60 days of September 30, 2013.

Equity Compensation Plan Information

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of May 31, 2013:

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

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence.

On September 30, 2011, we converted $16,300 in loans from officer and director, Jerod Edington, into restricted common shares of Hydrodynex at $0.05 per share.  A total of 326,000 shares were issued in this transaction.

On September 30, 2011, we converted $37,600 in accrued consulting fees owed to officer and director, Jerod Edington, into 752,000 three-year warrants, where one warrant entitles to purchase one share of our restricted common stock at an exercise price of $0.01 per share.

On September 30, 2011, officer and director, Jerod Edington, forgave a debt of $275 to Hydrodynex for no consideration.

On October 11, 2011, an officer and director, Jerod Edington, loaned Hydrodynex $2,000 to be reimbursed by June 30, 2013 with no interest due and was unsecured.

On April 3, 2012, an officer and director, Jerod Edington, loaned Hydrodynex $10,000 to be reimbursed by June 30, 2013 with no interest due and was unsecured.  This due date was extended to December 31, 2013.

On December 28, 2012, officer and director, Jerod Edington, advanced the Company $1,000 with no interest and a maturity date of December 31, 2013.

On January 22, 2013, $500 was repaid on the advances due to officer and director, Jerod Edington.

On February 12, 2013, officer and director, Jerod Edington, advanced the Company $2,000 with no interest and a maturity date of December 31, 2013.

On May 9, 2013, officer and director, Jerod Edington, advanced the Company $5,600 with no interest and a maturity date of December 31, 2013.

On May 17, 2013, officer and director, Jerod Edington, advanced the Company $300 with no interest and a maturity date of December 31, 2013.

On May 29, 2013, a related party of the Company advanced the Company $2,000 with no interest and a maturity date of December 31, 2013.

Director Independence

The Board of Directors has determined that its one member is not currently an “independent director” as that term is defined in Rule 4200(a)(15) of the Marketplace Rules of the National Association of Securities Dealers.  We are not presently required to have independent directors.  If we ever become a listed issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

ITEM 14.   Principal Accounting Fees and Services.

The aggregate fees billed by our principal accountant for services rendered during the eleven months ended May 31, 2013 and twelve months ended June 30, 2012, are set forth in the table below:

Fee Category	Eleven Months Ended May 31, 2013	Twelve Months Ended June 30, 2012
Audit fees (1)	$6,500	$9,000
Audit-related fees (2)	$0	$0
Tax fees (3)	$0	$0
All other fees (4)	$0	$0
Total fees	$6,500	$9,000

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

(a) 3.

Exhibits specified by item 601 of Regulation S-B.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibits	Description of Document	Filed Herewith	Form	Exhibit	Filing Date

3.1	Articles of Incorporation of Registrant		S-1	3.1	06-30-08

3.2	Certificate of Amendment to Articles of Incorporation of Registrant		8-K	3.1	09-05-08

3.3	Bylaws of Registrant		S-1	3.2	06-30-08

4.1	Form of 2008 Promissory Notes and Warrant Purchase Agreement		8-K	4.1	05-22-09

4.2	Form of 2008 Common Stock Purchase Warrant Agreement		8-K	10.1	11-28-09

10.1	Amended Exclusive North American license between Hydrodynex, Inc. and Hydrosystemtechnik, GmbH		8-K	3.1	09-05-08

10.2	Hydrosystemtechnik, GmbH, License Agreement Extension letter		8-K	3.1	09-24-09

10.3	2006 Non-Qualified Stock Option and Stock Appreciation Rights Plan Dated May 19, 2006		S-1	10.2	06-30-08

10.4	Corporate Governance Guidelines		10-K	10.3	09-30-08

10.5	Corporate Governance and Director’s Nominating Committee Charter		10-K	10.4	09-30-08

10.6	Compensation Committee Charter		10-K	10.5	09-30-08

10.7	Audit Committee Charter		10-K	10.6	09-30-08

14.1	Code of Business Conduct and Ethics		10-K	14.1	05-22-09

14.2	Code of Ethics for the CEO and Senior Financial Officers		10-K	14.2	05-22-09

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications	X

32.2	Section 1350 Certifications	X

101	XBRL Data Files*	X

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of September, 2013.

HYDRODYNEX, INC.

By:	/s/ Jerod Edington
Jerod Edington Director, CEO, CFO, COO, President, VP, Treasurer, Secretary

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 30th day of September, 2013.

Signature	Title

/s/ Jerod Edington	Director, CEO, CFO, COO, President, VP, Treasurer, Secretary
Jerod Edington