Form 10-Q
period 2013-08-31
Hydrodynex, Inc.
filed 2013-10-21
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2013.

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

On August 21, 2013, there were 2,844,880 outstanding shares of the registrant's common stock, par value $.001 per share.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

Hydrodynex, Inc.

(A Development Stage Company)

August 31, 2013 and 2012

Index to the Financial Statements

CONTENTS	Page
Balance Sheets at August 31, 2013 (Unaudited) and May 31, 2013	4
Statements of Operations for the Three Months Ended August 31, 2013 and 2012 and for the Period from May 12, 2006 (Inception) through August 31, 2013 (Unaudited)	5
Statements of Cash Flows for the Three Months Ended August 31, 2013 and 2012 and for the Period from May 12, 2006 (Inception) through August 31, 2013 (Unaudited)	6
Notes to the Financial Statements (Unaudited)	7

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheets

	August 31, 2013	May 31, 2013
Assets	(Unaudited)
Current Assets
Cash	$ 24	$ 2,076
Prepaid expenses	1,000	1,000
Total Current Assets	1,024	3,076

Total Assets	$ 1,024	$ 3,076

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$ 9,213	$ 10,818
Licenses fees payable	26,447	25,977
Advances from related parties	-	27,250
Total Current Liabilities	35,660	64,045

Total Liabilities	35,660	64,045

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized,
2,844,880 and 2,299,980 shares issued and outstanding, respectively	2,845	2,300
Additional paid-in capital	306,898	280,193
Deficit accumulated during the development stage	(344,379)	(343,462)
Total Stockholders' Deficit	(34,636)	(60,969)

Total Liabilities and Stockholders' Equity	$ 1,024	$ 3,076

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period from
			May 12, 2006
	For the Three Months Ended		(inception) through
	August 31, 2013	August 31, 2012	August 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Expense
Advertising and promotion	$ -	$ -	$ 5,560
Consulting fees - officer	-	-	61,000
Depreciation	-	21	1,288
Board of directors fees	-	-	2,750
General and administrative	117	42	35,396
Impairment of deferred license fees	-	-	68,175
Patent application costs	-	-	6,997
Travel	-	-	10,996
Professional fees	330	(35)	131,692
Total Operating Expenses	447	28	323,854

Loss from Operations	(447)	(28)	(323,854)

Other (Income) Expenses
Foreign currency transaction (gain) loss	470	212	(350)
Forgiveness of debt	-	-	(10,298)
Loss of advance on purchase	-	-	26,991
Interest expense	-	-	4,182
Total Other (Income) Expenses	470	212	20,525

Loss Before Income Tax Provision	(917)	(240)	(344,379)

Income Tax Provision	-	-	-

Net Loss	$ (917)	$ (240)	(344,379)

Net Loss per Share - Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding,
Basic and Diluted	2,305,875	2,299,880

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows
			From the Period from
			May 12, 2006
	For the Three Months Ended		(inceptions) through
	August 31, 2013	August 31, 2012	August 31, 2013
	Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (917)	$ (240)	$ (344,379)
Adjustments to reconcile net loss to net cash used in operations			-
Depreciation expense	-	21	1,288
Forgiveness of accounts payable	-	-	(1,677)
Write-off of prepaid patent applications costs	-	-	6,997
Loss on advance on purchase	-	-	26,991
Impairment of deferred license fees	-	-	68,175
Stock options issued for services	-	-	4,250
Amortization of discount on convertible notes payable	-	-	2,640
Changes in operating assets and liabilities:
Advances on purchases	-	-	(26,991)
Accounts payable and accrued expenses	(1,605)	(404)	17,598
Prepaid expenses	-	-	(1,000)
Interest payable	-	-	720
License fees payable	470	212	26,447
Net cash used in operating activities	(2,052)	(411)	(218,941)

Cash Flows from Investing Activities
Purchase of office equipment	-	-	(1,288)
Prepaid patent applications costs	-	-	(6,997)
Deferred license fees	-	-	(68,175)
Net cash used in investing activities	-	-	(76,460)

Cash Flows from Financing Activities
Accrued expenses - related party	-		37,600
Advances from officers	-		49,811
Repayment of advances from officers	-		(5,986)
Proceeds from convertible notes payable	-		12,000
Repayment of convertible notes payable	-		(3,000)
Proceeds from sale of common stock and warrants	-		205,000
Net cash provided by financing activities	-	-	295,425

Net Change in Cash	(2,052)	(411)	24
Cash, Beginning of Period	2,076	1,613	-
Cash, End of Period	$ 24	$ 1,202	$ 24

Supplemental Disclosure of Cash Flows Information
Interest paid	$ -	$ -	$ 3,680
Income taxes paid	$ -	$ -	$ -

Non-Cash Investing and Financing Activities
Warrants issued in connection with issuance of convertible debt	$ -	$ -	$ 2,640
Warrants issued for conversion of accrued expenses from officer	$ -	$ -	$ 37,600
Forgiveness of advance from officer	$ -	$ -	$ 275
Common shares issued for conversion of advance from officer	$ 27,250	$ -	$ 52,550
Warrants issued for conversion of accounts payable	$ -	$ -	$ 17,385
Common shares issued for conversion of interest payable	$ -	$ -	$ 720

See accompanying notes to the financial statements.

Hydrodynex, Inc.

(A Development Stage Company)

August 31, 2013 and 2012

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended May 31, 2013 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2013.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable, and license fee payable, approximate their fair values because of the short maturity of these instruments.

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

On December 21, 2012, a board resolution authorized the change of the Company’s fiscal year end date from June 30 to May 31.  In connection with the change in its fiscal year end, the Company filed its Transition Report which covered the 11 month period beginning July 1, 2012 and ending May 31, 2013 and the historical activities of the fiscal year ended June 30, 2012.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended August 31, 2013 or 2012.

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

The following table shows number of potentially outstanding dilutive shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended August 31, 2013	For the Interim Period Ended August 31, 2012

Stock Option Shares

Stock options issued on June 30, 2008 under the 2006 Plan at $0.25 per share expired on June 30, 2013, five (5) years from the date of issuance, vested upon issuance	-	70,000

Warrant Shares

Warrants issued in connection with the conversion of consulting fees on September 30, 2011 with an exercise price of $0.01 per share and expiring three (3) years from the date of issuance	752,000	752,000

Warrants issued in connection with the conversion of a vendor payable on September 30, 2011 with an exercise price of $0.01 per share and expiring three (3) years from the date of issuance	167,700	167,700

Total potentially outstanding dilutive common shares	919,700	989,700

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

As reflected in the financial statements, the Company had a deficit accumulated during the development stage at August 31, 2013 and had a net loss and net cash used in operating activities for the interim period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Exclusive Technology License

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

Note 5 – Stockholders’ Deficit

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

On January 23, 2009, the Company sold 250,000 shares of its common stock at $0.20 per share to Ron Kunisaki, the then president of the company, for $50,000 in cash.

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

On August 30, 2013, two creditors of the Company converted their loans due in the aggregate of $27,250 into common shares of the Company at $0.05 per share.  A total of 545,000 shares were issued in exchange for the loans

Stock Option Plan

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

On June 30, 2008, the Board of Director of the Company approved and granted stock options to purchase an aggregate of 85,000 shares of its common stock, par value $.001 per share (the “Common Stock”) at $0.25 per share expired on June 30, 2013, five (5) years from the date of issuance, vested upon issuance.  On November 21, 2008, an officer and director of the Company resigned and surrendered his outstanding stock option to purchase 15,000 shares of the Company’s common stock to the Company.  The remaining 70,000 stock options all expired on June 30, 2013.

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

For the three months ended August 31, 2013, the Company did not grant any stock options nor record any stock-based compensation.

The table below summarizes the Company’s stock option activity through August 31, 2013:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, June 30, 2007	-	$-	$-	-	$-

Granted	85,000	0.25	0.25	4,250	-
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2008	85,000	0.25	0.25	4,250	-

Granted	-	-	-		-
Canceled	(15,000)	0.25	0.25	-	-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2009	70,000	0.25	0.25	4,250	-

Granted	-	-	-		-
Canceled	-	-	-	-	-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2010	70,000	0.25	0.25	4,250	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2011	70,000	0.25	0.25	4250	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2012	70,000	0.25	0.25	4,250	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, May 31, 2013	70,000	0.25	0.25	4,250	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	70,000	0.25	0.25	4,250	-
Balance, August 31, 2013	-	-		-	-

Vested and exercisable, August 31, 2013	-	$-	$-	-	$-

Unvested, August 31, 2013	-	$-	$-	-	$-

There are no outstanding and exercisable stock options as of August 31, 2013:

As of August 31, 2013, there were 930,000 shares of stock options remaining available for issuance under the 2006 Plan.

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

In connection with the sale of 15,000 shares of its common stock on November 25, 2008, the Company issued warrants to purchase 15,000 shares of its common stock to the investor with an exercise price of $1.00 per share and expiring three (3) years from the date of issuance, all of which have been earned upon issuance.  The Company determined the fair value of the warrants issued was $3,300 using the Black-Scholes Option Pricing Model.  These warrants all expired, unexercised, during the period ending December 31, 2011.

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

The fair value of each warrant grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following assumptions:

September 30, 2011
Expected option life (year)	3

Expected volatility	100.00%

Risk-free interest rate	0.42%

Dividend yield	0.00%

(Remainder of Page left intentionally blank)

The table below summarizes the Company’s warrants activity though August 31, 2013:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, June 30, 2008	-	$-	$-	$-	$-

Granted	27,000	1.00	1.00	5,940	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2009	27,000	1.00	1.00	5,940	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2010	27,000	1.00	1.00	5,940	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-		-
Expired	-	-	-	-		-
Balance, June 30, 2011	27,000	1.00	1.00	5940	-

Granted	919,700	0.01	0.01	36,788	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	(27,000)	1.00	1.00	(5,940)	-
Balance, June 30, 2012	919,700	$0.01	$0.01	$36,788	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, May 31, 2013	919,700	$0.01	$0.01	$36,788	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, August 31, 2013	919,700	$0.01	$0.01	$36,788	$-

Earned and exercisable, August 31, 2013	919,700	$0.01	$0.01	$36,788	$-

Unvested, August 31, 2013	-	$0.01	$0.01	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of August 31, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01	919,700	1.08	$0.01	919,700	1.08	$0.01

Note 6 – Related Party Transactions

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

On August 30, 2013, the Company issued 545,000 unregistered shares of its common stock to its two creditors in exchange for outstanding loans in the aggregate of $27,250. There was no accrued interest due.

Free Office Space from Its Stockholder and Chief Operating Officer

The Company has been provided office space by its stockholder and Chief Executive Officer at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 7 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On September 20, 2013, the Chief Executive Officer of the Company advanced the Company $1,000 with no interest and a maturity date of September 20, 2014.

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

Results of Operations

Since Hydrodynex was formed on May 12, 2006, it has not earned any revenues and has incurred a net loss since its inception of $344,379 through August 31, 2013.  The following table provides selected financial data about our company for the interim period ended August 31, 2013 and May 31, 2013, respectively.

Balance Sheets Data	August 31, 2013	May 31, 2013
Cash	$24	$2,076
Prepaid expenses	1,000	1,000

Total assets	$1,024	$3,076
Total liabilities	$35,660	$62,035
Stockholders’ deficit	$(34,636)	$(58,959)

For the three months ended August 31, 2013, our total operating expenses were $447 as compared to $28 for the three months ended August 31, 2012.  Our operating expenses have increased between these time periods by $419 and until the company receives additional financing, we do not presently expect our expenses to increase  throughout this current fiscal year as compared to the previous fiscal year.  The three months ended August 31, 2013 included the following expenses:

1.  Professional fees including legal and Accounting - $330

2.  General and Administrative Fees - $117

Our cash in the bank at August 31, 2013 was $24.  Net cash used in operating activities during the three months ended August 31, 2013 was $2,052, compared to net cash used in operating activities during the three months ended August 31, 2012 of $411, a difference of $1,641.

Net cash provided by financing activities since inception through August 31, 2013 was $295,425 from the sale of our common stock and warrants, advances from officers, proceeds from convertible notes payable, and accrued expenses from a related party.  Net cash provided by financing activities for the three months ended August 31, 2013 was $0 compared to $0 for the three months ended August 31, 2012.

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

Liquidity and Capital Resources

Since inception, we have financed our operations from private placements of equity securities and loans from shareholders.  We do not have any available lines of credit.  As of August 31, 2013, we had cash in the amount of $24.  Net cash provided by financing activities was $0 during the three months ended August 31, 2013.  We will need to raise additional capital, take loans, or generate revenue in November 2013 or curtail or cease our basic operations.  We need to raise a minimum of $400,000 to implement and complete the first phase of our business plan, as well as to renegotiate the terms of our license agreement, if possible, to allow us to continue our business plan.

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

As of May 31, 2013, the total amount of advances due to our officer and director was $0.  As of May 31, 2013, the total amount of advances due to a related party was $0.

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

On August 30, 2013, we issued 545,000 unregistered shares of its common stock, par value $0.001, at $0.05 per share from our treasury to two creditors of Hydrodynex, Inc. in exchange for outstanding loans in aggregate of $27,250 and aggregate interest accrued of $0.  A total of 405,000 shares were issued to affiliate Jerod Edington, officer and director of Hydrodynex, in exchange for the $20,250 in loans due to him.  A total of 140,000 shares were issued to Marycliff Investment Corp., a related party entity owned by Jerod Edington's mother, Sherry Edington, in exchange for the $7,000 loans due to it.  In the issuance of the securities referenced under Item 1.01 of this report we are relying on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for sales to sophisticated investors given full disclosure.  We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.

We do not have sufficient capital resources to carry on operations past November 2013.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond November 2013, but we plan to raise additional capital in a private stock offering to secure funds needed to finance our plan of operation for at least the next twelve months, or enter into loans from existing shareholders to support operations.  We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  However, these are forward-looking statements, and there may be changes that could consume available resources before such time. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, technology verification costs, among others.

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

Subsequent events

On September 20, 2013, the Chief Executive Officer of the Company advanced the Company $1,000 with no interest and a maturity date of September 20, 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 31, 2013.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of August 31, 2013.  The material weaknesses we identified in our annual report on Form 10-K for our fiscal year ending May 31, 2013, have not been remedied due to our lack of sufficient capital resources.

Changes in Internal Control Over Financial Reporting

As of August 31, 2013, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended August 31, 2013, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes from the disclosure provided in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

Item 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 30, 2013, the Company issued 545,000 unregistered shares of its common stock to its two creditors in exchange for outstanding loans in the aggregate of $27,250. There was no accrued interest due.

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

Hydrodynex, Inc.

October 21, 2013	By:	/s/ Jerod Edington

Jerod Edington

President and Chief Executive Officer

(Principal Executive Officer)

Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

VP, Secretary, and Chief Operating Officer