Form 10-K/A
period 2013-05-31
Hydrodynex, Inc.
filed 2014-01-21
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Number of shares of Hydrodynex Inc. common stock outstanding  as of September 30, 2013: 2,844,880 shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

_________________________

EXPLANATORY NOTE

_________________________

This Amendment No. 1 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013 filed with the Securities and Exchange Commission on September 30, 2013 (the “Original Report”) and is being filed for the purposes of providing the XBRL Exhibit.

Except for the information described above, the Company has not modified or updated disclosures presented in the Original Report in this Form 10-K/A.

Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events.  Information not affected by this amendment is unchanged and reflects the disclosures made at the time the Original Report was filed.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of January, 2014.

HYDRODYNEX, INC.

By:	/s/ Jerod Edington
Jerod Edington Director, CEO, CFO, COO, President, VP, Treasurer, Secretary

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 31st day of January, 2014.

Signature	Title

/s/ Jerod Edington	Director, CEO, CFO, COO, President, VP, Treasurer, Secretary
Jerod Edington