Form 10-Q/A
period 2013-08-31
Hydrodynex, Inc.
filed 2014-01-21
CIK 1438535

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

_________________________

EXPLANATORY NOTE

_________________________

This Amendment No. 1 on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2013 filed with the Securities and Exchange Commission on October 21, 2013 (the “Original Report”) and is being filed for the purposes of providing the XBRL Exhibit.

Except for the information described above, the Company has not modified or updated disclosures presented in the Original Report in this Form 10-Q/A.

Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events.  Information not affected by this amendment is unchanged and reflects the disclosures made at the time the Original Report was filed.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Registrant(1)

3.2	Bylaws of Registrant(1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

101	XBRL Data Files*

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

Hydrodynex, Inc.

January 21, 2014	By:	/s/ Jerod Edington

Jerod Edington

President and Chief Executive Officer

(Principal Executive Officer)

Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

VP, Secretary, and Chief Operating Officer