Form 10-Q
period 2013-11-30
Hydrodynex, Inc.
filed 2014-01-21
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 2013.

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

On January 21, 2014, there were 2,844,880 outstanding shares of the registrant's common stock, par value $.001 per share.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

Hydrodynex, Inc.

(A Development Stage Company)

November 30, 2013 and 2012

Index to the Financial Statements

CONTENTS	Page
Balance Sheets at November 30, 2013 (Unaudited) and May 31, 2013	4
Statements of Operations for the Three Months and Six Months Ended November 30, 2013 and 2012 and for the Period from May 12, 2006 (Inception) through November 30, 2013 (Unaudited)	5
Statements of Cash Flows for the Six Months Ended November 30, 2013 and 2012 and for the Period from May 12, 2006 (Inception) through November 30, 2013 (Unaudited)	6
Notes to the Financial Statements (Unaudited)	7

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheets

	November 30, 2013	May 31, 2013
	(Unaudited)
Assets
Current Assets
Cash	$ 246	$ 2,076
Prepaid expenses	1,000	1,000
Total Current Assets	1,246	3,076

Total Assets	$ 1,246	$ 3,076

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$ 11,175	$ 10,818
Accrued expenses	-	-
Licenses fees payable	27,212	25,977
Notes payable	3,000	-
Advances from related parties	-	27,250
Total Current Liabilities	41,387	64,045

Total Liabilities	41,387	64,045

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized,
2,844,880 and 2,299,980 shares issued and outstanding, respectively	2,845	2,300
Additional paid-in capital	306,898	280,193
Deficit accumulated during the development stage	(349,884)	(343,462)
Total Stockholders' Deficit	(40,141)	(60,969)

Total Liabilities and Stockholders' Equity	$ 1,246	$ 3,076

See accompanying notes to the financial statements.

Hydrodynex, Inc
(A Development Stage Company)
Statements of Operations (Unaudited)

					For the Period from
					May 12, 2006
	For the Three Months Ended		For the Six Months Ended		(inception) through
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012	November 30, 2013
Operating Expense
Advertising and promotion	$ -	$ -	$ -	$ -	$ 5,560
Consulting fees - officer	-	-	-	-	61,000
Depreciation	-	64	-	85	1,288
Board of directors fees	-	-	-	-	2,750
General and administrative	28	52	145	94	35,424
Impairment of deferred license fees	-	-	-	-	68,175
Patent application costs	-	-	-	-	6,997
Travel	-	-	-	-	10,996
Professional fees	4,630	6,051	4,960	6,016	136,322
Total Operating Expenses	4,658	6,167	5,105	6,195	328,512

Loss from Operations	(4,658)	(6,167)	(5,105)	(6,195)	(328,512)

Other (Income) Expenses
Foreign currency transaction (gain) loss	765	838	1,235	1,050	415
Forgiveness of debt	-	-	-	-	(10,298)
Loss of advance on purchase	-	-	-	-	26,991
Interest expense	82	-	82	-	4,264
Total Other (Income) Expenses	847	838	1,317	1,050	21,372

Loss Before Income Taxes	(5,505)	(7,005)	(6,422)	(7,245)	(349,884)

Income Tax Provision			-	-	-

Net Loss	$ (5,505)	$ (7,005)	$ (6,422)	$ (7,245)	(349,884)

Net Loss per Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding, Basic and Diluted	2,844,880	2,299,880	2,575,375	2,299,880

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
			From the Period from
			May 12, 2006
	For the Six Months Ended		(inceptions) through
	November 30, 2013	November 30, 2012	November 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (6,422)	$ (7,245)	$ (349,884)
Adjustments to reconcile net loss to net cash used in operations			-
Depreciation expense	-	86	1,288
Forgiveness of accounts payable	-	-	(1,677)
Write-off of prepaid patent applications costs	-	-	6,997
Loss on advance on purchase	-	-	26,991
Impairment of deferred license fees	-	-	68,175
Stock options issued for services	-	-	4,250
Amortization of discount on convertible notes payable	-	-	2,640
Changes in operating assets and liabilities:
Advances on purchases	-	-	(26,991)
Accounts payable and accrued expenses	357	4,756	19,560
Prepaid expenses	-	-	(1,000)
Interest payable	-	-	720
License fees payable	1,235	1,050	27,212
Net cash used in operating activities	(4,830)	(1,353)	(221,719)

Cash Flows from Investing Activities
Purchase of office equipment	-	-	(1,288)
Prepaid patent applications costs	-	-	(6,997)
Deferred license fees	-	-	(68,175)
Net cash used in investing activities	-	-	(76,460)

Cash Flows from Financing Activities
Accrued expenses - related party	-	-	37,600
Advances from officers	-	-	49,811
Repayment of advances from officers	-	(200)	(5,986)
Proceeds from notes payable	3,000	-	15,000
Repayment of convertible notes payable	-	-	(3,000)
Proceeds from sale of common stock and warrants	-	-	205,000
Net cash provided by (used in) financing activities	3,000	(200)	298,425

Net Change in Cash	(1,830)	(1,553)	246
Cash, Beginning of Period	2,076	1,613	-
Cash, End of Period	$ 246	$ 60	$ 246

Supplemental Disclosure of Cash Flows Information
Interest paid	$ -	$ -	$ 3,680
Income taxes paid	$ -	$ -	$ -

Non-Cash Investing and Financing Activities
Warrants issued in connection with issuance of convertible debt	$ -	$ -	$ 2,640
Warrants issued for conversion of accrued expenses from officer	$ -	$ -	$ 37,600
Forgiveness of advance from officer	$ -	$ -	$ 275
Common shares issued for conversion of advance from officer	$ 27,250	$ -	$ 52,550
Warrants issued for conversion of accounts payable	$ -	$ -	$ 17,385
Common shares issued for conversion of interest payable	$ -	$ -	$ 720

See accompanying notes to the financial statements.

Hydrodynex, Inc.

(A Development Stage Company)

November 30, 2013 and 2012

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

Note 2 - Summary of Significant Accounting Policies

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended November 30, 2013 or 2012.

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

The following table shows number of potentially outstanding dilutive shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended November 30, 2013	For the Interim Period Ended November 30, 2012

Stock Option Shares

Stock options issued on June 30, 2008 under the 2006 Plan at $0.25 per share expired on June 30, 2013, five (5) years from the date of issuance, vested upon issuance	-	70,000

Warrant Shares

Warrants issued in connection with the conversion of consulting fees on September 30, 2011 with an exercise price of $0.01 per share and expiring three (3) years from the date of issuance	752,000	752,000

Warrants issued in connection with the conversion of a vendor payable on September 30, 2011 with an exercise price of $0.01 per share and expiring three (3) years from the date of issuance	167,700	167,700

Total potentially outstanding dilutive common shares	919,700	989,700

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

As reflected in the financial statements, the Company had a deficit accumulated during the development stage at November 30, 2013 and had a net loss and net cash used in operating activities for the interim period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds.

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

On August 30, 2013, two creditors of the Company converted their loans due in the aggregate of $27,250 into common shares of the Company at $0.05 per share.  A total of 545,000 shares were issued in exchange for the loans.

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

There are no outstanding and exercisable stock options as of November 30, 2013:

As of November 30, 2013, there were 1,000,000 shares remaining available for issuance under the 2006 Plan.

Warrants

(i) Warrants issued in 2011

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

The fair value of each warrant grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following assumptions:

September 30, 2011
Expected option life (year)	3

Expected volatility	100.00%

Risk-free interest rate	0.42%

Dividend yield	0.00%

The table below summarizes the Company’s warrants activity though November 30, 2013:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, June 30, 2008	-	$-	$-	$-	$-

Granted	27,000	1.00	1.00	5,940	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2009	27,000	1.00	1.00	5,940	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2010	27,000	1.00	1.00	5,940	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-		-
Expired	-	-	-	-		-
Balance, June 30, 2011	27,000	1.00	1.00	5940	-

Granted	919,700	0.01	0.01	36,788	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	(27,000)	1.00	1.00	(5,940)	-
Balance, June 30, 2012	919,700	$0.01	$0.01	$36,788	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, May 31, 2013	919,700	$0.01	$0.01	$36,788	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, November 30, 2013	919,700	$0.01	$0.01	$36,788	$-

Earned and exercisable, November 30, 2013	919,700	$0.01	$0.01	$36,788	$-

Unvested, November 30, 2013	-	$0.01	$0.01	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of November 30, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01	919,700	0.83	$0.01	919,700	0.83	$0.01

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

On August 30, 2013, the Company issued 545,000 unregistered shares of its common stock to its two creditors in exchange for all of the aforementioned outstanding loans in the aggregate of $27,250.  There was no accrued interest due.

Notes Payable

On September 20, 2013, the Chief Executive Officer of the Company advanced the Company $1,000 with no interest and a maturity date of September 20, 2014.

On October 23, 2013, the Chief Executive Officer of the Company advanced the Company $2,000 with no interest and a maturity date of October 23, 2014.

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

Results of Operations

Since Hydrodynex was formed on May 12, 2006, it has not earned any revenues and has incurred a net loss since its inception of $349,884 through November 30, 2013.  The following table provides selected financial data about our company for the interim period ended November 30, 2013 and May 31, 2013, respectively.

Balance Sheets Data	November 30, 2013	May 31, 2013
Cash	$246	$2,076
Prepaid expenses	1,000	1,000

Total assets	$1,246	$3,076
Total liabilities	$41,387	$62,035
Stockholders’ deficit	$(40,141)	$(58,959)

For the six months ended November 30, 2013, our total operating expenses were $5,105 as compared to $6,195 for the six months ended November 30, 2012.  Our operating expenses have decreased between these time periods by $1,090 and until the company receives additional financing, we do not presently expect our expenses to increase  throughout this current fiscal year as compared to the previous fiscal year.  The six months ended November 30, 2013 included the following expenses:

1.  Professional fees including legal and Accounting - $4,960

2.  General and Administrative Fees - $145

Our cash in the bank at November 30, 2013 was $246.  Net cash used in operating activities during the six months ended November 30, 2013 was $4,830, compared to net cash used in operating activities during the six months ended November 30, 2012 of $1,353, a difference of $3,477.

Net cash provided by financing activities since inception through November 30, 2013 was $298,425 from the sale of our common stock and warrants, advances from officers, proceeds from convertible notes payable, and accrued expenses from a related party.  Net cash provided by financing activities for the six months ended November 30, 2013 was $3,000 compared to  cash used by financing activities of  $200 for the six months ended November, 2012.

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

Liquidity and Capital Resources

Since inception, we have financed our operations from private placements of equity securities and loans from shareholders.  We do not have any available lines of credit.  As of November 30, 2013, we had cash in the amount of $246.  Net cash provided by financing activities was $3,000 during the six months ended November 30, 2013.  We will need to raise additional capital, take loans, or generate revenue in January 2014 or curtail or cease our basic operations.  We need to raise a minimum of $400,000 to implement and complete the first phase of our business plan, as well as to renegotiate the terms of our license agreement, if possible, to allow us to continue our business plan.

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

On October 23, 2013, the Chief Executive Officer of the Company advanced the Company $2,000 with no interest and a maturity date of October 23, 2014.

As of November 30, 2013, the total amount of advances due to our Chief Executive officer and director was $3,000.  As of May 31, 2013, the total amount of advances due to a related party, other affiliates, or non-affiliates was $0.

We do not have sufficient capital resources to carry on operations past January 2014.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond January 2014, but we plan to raise additional capital in a private stock offering to secure funds needed to finance our plan of operation for at least the next twelve months, or enter into loans from existing shareholders to support operations.  We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  However, these are forward-looking statements, and there may be changes that could consume available resources before such time.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, technology verification costs, among others.

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

Subsequent events

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of November 30, 2013.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of November 30, 2013.  The material weaknesses we identified in our annual report on Form 10-K for our fiscal year ending May 31, 2013, have not been remedied due to our lack of sufficient capital resources.

Changes in Internal Control Over Financial Reporting

As of November 30, 2013, there have been no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended November 30, 2013, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

None.

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