Form 10-Q
period 2014-02-28
Hydrodynex, Inc.
filed 2014-04-21
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2014.

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

451 W. 21st Ave. Spokane, WA 99203
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

On April 21, 2014, there were 2,874,880 outstanding shares of the registrant's common stock, par value $.001 per share.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

Hydrodynex, Inc.

(A Development Stage Company)

February 28, 2014 and 2013

Index to the Financial Statements

CONTENTS	Page
Balance Sheets at February 28, 2014 (Unaudited) and May 31, 2013	4
Statements of Operations for the Three Months and Nine Months Ended February 28, 2014 and 2013, and for the Period from May 12, 2006 (Inception) through February 28, 2014 (Unaudited)	5
Statements of Cash Flows for the Nine Months Ended February 28, 2014 and 2013 and for the Period from May 12, 2006 (Inception) through February 28, 2014 (Unaudited)	6
Notes to the Financial Statements (Unaudited)	7

Hydrodynex, Inc.
(A Development Stage Company)
Balance Sheets

	February 28, 2014	May 31, 2013
Assets	(Unaudited)
Current Assets
Cash	$ 204	$ 2,076
Prepaid expenses	1,000	1,000
Total Current Assets	1,204	3,076

Total Assets	$ 1,204	$ 3,076

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$ 11,083	$ 10,818
Licenses Fees Payable	27,367	25,977
Notes payable - related party	3,000	-
Advances from related parties	-	27,250
Total Current Liabilities	41,450	64,045

Total Liabilities	41,450	64,045

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized,
2,874,880 and 2,299,980 shares issued and outstanding, respectively	2,875	2,300
Additional paid-in capital	309,868	280,193
Accumulated deficit	(352,989)	(343,462)
Total Stockholders' Deficit	(40,246)	(60,969)

Total Liabilities and Stockholders' Deficit	$ 1,204	$ 3,076

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)
					For the Period from
					May 12, 2006
	For the Three Months Ended		For the Nine Months Ended		(inception) through
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013	February 28, 2014
Operating Expense
Advertising and promotion	$ -	$ -	$ -	$ -	$ 5,560
Consulting fees - officer	-	-	-	-	61,000
Depreciation	-	65	-	150	1,288
Board of directors fees	-	-	-	-	2,750
General and administrative	667	1,842	812	1,936	36,091
Impairment of deferred license fees	-	-	-	-	68,175
Patent application costs	-	-	-	-	6,997
Travel	-	-	-	-	10,996
Professional fees	2,283	664	7,243	6,680	138,605
Total Operating Expenses	2,950	2,571	8,055	8,766	331,462

Loss from Operations	(2,950)	(2,571)	(8,055)	(8,766)	(331,462)

Other (Income) Expenses
Foreign currency transaction (gain) loss	155	437	1,390	1,487	570
Forgiveness of debt	-	-	-	-	(10,298)
Loss of advance on purchase	-	-	-	-	26,991
Interest expense	-	-	82	-	4,264
Total Other (Income) Expenses	155	437	1,472	1,487	21,527

Loss Before Income Taxes	(3,105)	(3,008)	(9,527)	(10,253)	(352,989)

Income Tax Provision			-	-	-

Net Loss	$ (3,105)	$ (3,008)	$ (9,527)	$ (10,253)	(352,989)

Net Loss per Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding,
Basic and Diluted	2,854,318	2,299,880	2,667,637	2,299,880

See accompanying notes to the financial statements.

Hydrodynex, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From the Period from
			May 12, 2006
	For the Nine Months Ended		(inceptions) through
	February 28, 2014	February 28, 2013	February 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (9,527)	$ (10,253)	$ (352,989)
Adjustments to reconcile net loss to net cash used in operations			-
Depreciation expense	-	150	1,288
Forgiveness of accounts payable	-	-	(1,677)
Write-off of prepaid patent applications costs	-	-	6,997
Loss on advance on purchase	-	-	26,991
Impairment of deferred license fees	-	-	68,175
Stock options issued for services	-	-	4,250
Amortization of discount on convertible notes payable	-	-	2,640
Changes in operating assets and liabilities:
Advances on purchases	-	-	(26,991)
Accounts payable and accrued expenses	265	4,722	19,468
Prepaid expenses	-	-	(1,000)
Interest payable	-	-	720
License fees payable	1,390	1,486	27,367
Net cash used in operating activities	(7,872)	(3,895)	(224,761)
Cash Flows from Investing Activities
Purchase of office equipment	-	-	(1,288)
Prepaid patent applications costs	-	-	(6,997)
Deferred license fees	-	-	(68,175)
Net cash used in investing activities	-	-	(76,460)
Cash Flows from Financing Activities
Accrued expenses - related party	-	-	37,600
Advances from officers	-	3,000	49,811
Repayment of advances from officers	-	(700)	(5,986)
Proceeds from notes payable- related party	3,000	-	3,000
Proceeds from convertible notes payable	-	-	12,000
Repayment of convertible notes payable	-	-	(3,000)
Proceeds from sale of common stock and warrants	3,000	-	208,000
Net cash provided by financing activities	6,000	2,300	301,425
Net Change in Cash	(1,872)	(1,595)	204
Cash, Beginning of Period	2,076	1,613	-
Cash, End of Period	$ 204	$ 18	$ 204
Supplemental Disclosure of Cash Flows Information
Interest paid	$ -	$ -	$ 3,680
Income taxes paid	$ -	$ -	$ -
Non-Cash Investing and Financing Activities
Warrants issued in connection with issuance of convertible debt	$ -	$ -	$ 2,640
Warrants issued for conversion of accrued expenses from officer	$ -	$ -	$ 37,600
Forgiveness of advance from officer	$ -	$ -	$ 275
Common shares issued for conversion of advance from officer	$ 27,250	$ -	$ 52,550
Warrants issued for conversion of accounts payable	$ -	$ -	$ 17,385
Common shares issued for conversion of interest payable	$ -	$ -	$ 720

See accompanying notes to the financial statements.

Hydrodynex, Inc.

(A Development Stage Company)

February 28, 2014 and 2013

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

Note 2 - Significant and Critical Accounting Policies and Practices

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

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)

Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;

(ii)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

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

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended February 28, 2014 or 2013.

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

The following table shows number of potentially outstanding dilutive shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended February 28, 2014	For the Interim Period Ended February 28, 2013

Stock Option Shares

Stock options issued on June 30, 2008 under the 2006 Plan at $0.25 per share expired on June 30, 2013, five (5) years from the date of issuance, vested upon issuance	-	70,000

Warrant Shares

Warrants issued in connection with the conversion of consulting fees on September 30, 2011 with an exercise price of $0.01 per share and expiring three (3) years from the date of issuance	752,000	752,000

Warrants issued in connection with the conversion of a vendor payable on September 30, 2011 with an exercise price of $0.01 per share and expiring three (3) years from the date of issuance	167,700	167,700

Total potentially outstanding dilutive common shares	919,700	989,700

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

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

As reflected in the financial statements, the Company had a deficit accumulated during the development stage at February 28, 2014 and had a net loss and net cash used in operating activities for the interim period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds.

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

On January 31, 2014, the Company entered into a definitive agreement relating to the private placement of $3,000 of its securities through the sale of 30,000 shares of its common stock at $0.10 per share to an investor.

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

There are no outstanding and exercisable stock options as of February 28, 2014:

As of February 28, 2014, there were 1,000,000 shares remaining available for issuance under the 2006 Plan.

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

The fair value of each warrant grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following assumptions:

September 30, 2011
Expected option life (year)	3

Expected volatility	100.00%

Risk-free interest rate	0.42%

Dividend yield	0.00%

The table below summarizes the Company’s warrants activity though February 28, 2014:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, June 30, 2008	-	$-	$-	$-	$-

Granted	27,000	1.00	1.00	5,940	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2009	27,000	1.00	1.00	5,940	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2010	27,000	1.00	1.00	5,940	-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-		-
Expired	-	-	-	-		-
Balance, June 30, 2011	27,000	1.00	1.00	5940	-

Granted	919,700	0.01	0.01	36,788	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	(27,000)	1.00	1.00	(5,940)	-
Balance, June 30, 2012	919,700	$0.01	$0.01	$36,788	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, May 31, 2013	919,700	$0.01	$0.01	$36,788	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, February 28, 3014	919,700	$0.01	$0.01	$36,788	$-

Earned and exercisable, February 28, 2014	919,700	$0.01	$0.01	$36,788	$-

Unvested, February 28, 2014	-	$0.01	$0.01	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of February 28, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01	919,700	0.59	$0.01	919,700	0.59	$0.01

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

Notes Payable - Officer

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

On April 19, 2014, the president of the company loaned the company $3,000 for a term of one year at 0% interest.

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

Results of Operations

Since Hydrodynex was formed on May 12, 2006, it has not earned any revenues and has incurred a net loss since its inception of $352,989 through February 28, 2014.  The following table provides selected financial data about our company for the interim period ended February 28, 2014 and May 31, 2013, respectively.

Balance Sheets Data	February 28, 2014	May 31, 2013
Cash	$204	$2,076
Prepaid expenses	1,000	1,000

Total assets	$1,204	$3,076
Total liabilities	$41,450	$64,045
Stockholders’ deficit	$(40,246)	$(60,969)

For the nine months ended February 28, 2014, our total operating expenses were $8,055 as compared to $8,766 for the nine months ended February 28, 2014.  Our operating expenses have decreased between these time periods by $711 and until the company receives additional financing, we do not presently expect our expenses to increase  throughout this current fiscal year as compared to the previous fiscal year.  The nine months ended February 28, 2014 included the following expenses:

1.  Professional fees including legal and Accounting - $7,243

2.  General and Administrative Fees - $812

Our cash in the bank at February 28, 2014 was $204.  Net cash used in operating activities during the nine months ended February 28, 2014 was $7,872, compared to net cash used in operating activities during the nine months ended February 28, 2013 of $3,895, a difference of $3,977.

Net cash provided by financing activities since inception through February 28, 2014 was $301,425 from the sale of our common stock and warrants, advances from officers, proceeds from convertible notes payable, and accrued expenses from a related party.  Net cash provided by financing activities for the nine months ended February 28, 2014 was $6,000 compared to net cash provided by financing activities of  $2,300 for the nine months ended February 28, 2013.

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

Liquidity and Capital Resources

Since inception, we have financed our operations from private placements of equity securities and loans from shareholders.  We do not have any available lines of credit.  As of February 28, 2014, we had cash in the amount of $204.  Net cash provided by financing activities was $6,000 during the nine months ended February 28, 2014.  We will need to raise additional capital, take loans, or generate revenue in May 2014 or curtail or cease our basic operations.  We need to raise a minimum of $400,000 to implement and complete the first phase of our business plan, as well as to renegotiate the terms of our license agreement, if possible, to allow us to continue our business plan.

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

On January 31, 2014, the Company entered into a definitive agreement relating to the private placement of $3,000 of its securities through the sale of 30,000 shares of its common stock at $0.10 per share to an investor.

As of February 28, 2014, the total amount of advances due to our Chief Executive officer and director was $3,000.  As of May 31, 2013, the total amount of advances due to a related party, other affiliates, or non-affiliates was $0.

We do not have sufficient capital resources to carry on operations past May 2014.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond May 2014, but we plan to raise additional capital in a private stock offering to secure funds needed to finance our plan of operation for at least the next twelve months, or enter into loans from existing shareholders to support operations.  We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  However, these are forward-looking statements, and there may be changes that could consume available resources before such time.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, technology verification costs, among others.

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

Subsequent Events

On April 19, 2014, the president of the company loaned the company $3,000 for a term of one year at 0% interest.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of February 28, 2014.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of February 28, 2014.  The material weaknesses we identified in our annual report on Form 10-K for our fiscal year ending May 31, 2013, have not been remedied due to our lack of sufficient capital resources.

Changes in Internal Control Over Financial Reporting

As of February 28, 2014, there have been no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended February 28, 2014, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 31, 2014, the Company entered into a definitive agreement relating to the private placement of $3,000 of its securities through the sale of 30,000 shares of its common stock at $0.10 per share to an investor.  Upon closing of the private placement, there were no fees, commissions, or professional fees for services rendered in connection with the private placement.  The placement was arranged and undertaken by the officers of the Company.  The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The company sold these restricted shares to further capitalize the Company in order to pay operating expenses and to execute its business plan.

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

Hydrodynex, Inc.

April 21, 2014	By:	/s/ Jerod Edington

Jerod Edington

President and Chief Executive Officer

(Principal Executive Officer)

Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

VP, Secretary, and Chief Operating Officer