Form 10-K
period 2014-05-31
Hydrodynex, Inc.
filed 2014-09-15
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2014.
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to __________.

Commission File Number: 000-53506

Hydrodynex, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-4903071 (I.R.S. employer identification number)
451 W. 21st Ave. Spokane, WA 99203 (Address of principal executive offices and zip code) (702) 722-9496 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

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

YES [   ]  NO [X]

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

YES [X]  NO [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of November 30, 2013 is $122,388 based on the price of shares issued for cash on January 31, 2014 of $0.10 per share.  Shares of Common Stock held by each officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.  The shares of our company are currently listed on the OTC Bulletin Board exchange, symbol “HDYX”.

Number of shares of Hydrodynex Inc. common stock outstanding  as of September 15, 2014: 2,874,880 shares

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

Hydrodynex is also considering other business sectors at this time and on June 18, 2014, we entered into a definitive Sixty (60) day Option to Purchase Assets Agreement to purchase all of the assets of Zoydan Games, Inc (“Zoydan”), a private company organized in the state of Washington on July 8, 2011.  The agreement calls for this issuance of Forty Two Million (42,000,000) shares of restricted common stock to be issued to Zoydan, which will be exchanged for specific assets of Zoydan and subsequently disbursed to the existing shareholders of Zoydan.  Zoydan Games, Inc. was organized as a card and board game design, development, publishing and specialty marketing company.  The acquisition of the assets of Zoydan will be subject to a vote of our shareholders pursuant to a future special meeting of the shareholders.  On July 24, 2014, the Company and Zoydan agreed to extend the option date to September 15, 2014 and the option has not been exercised.

B.  Hydrodynex’ Exclusive Technology License Agreement

We entered into a Marketing, Distribution and License Agreement with Hydrosystemtechnik GmbH September 3, 2007.  On August 30, 2008, we entered into an Amended Marketing, Distribution and License Agreement, or amended license agreement, with Hydrosystemtechnik, which has the same effective date as the original license agreement, September 3, 2007, and supersedes the original license agreement.  Under the amended license agreement, we were granted the right to sell water disinfection systems based on the AO-System® technology in all markets (except the dental market) in Canada, the United States, and Mexico on an exclusive basis for a period of three years after the effective date of the license agreement.  The license was to remain exclusive subject to Hydrodynex meeting the following milestones: (a) leasing or purchasing an AO-System® prior to November 30, 2009, as extended by the licensor, and (b) obtaining, by March 3, 2010, verification and certification of the AO-System® technology by the U.S. EPA necessary for commercialization and selling water disinfection systems in whole or in part within the United States.  Since we failed to meet all of these milestones, our licensor could change our license agreement to a non-exclusive license and could terminate the agreement at any time.  Those items were not satisfied, but the licensor has not as of this time reduced the exclusive license to a non-exclusive status.

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

If we are able to make the remaining payment of €17,625 for the AO-System® from our licensor Hydrosystemtechnik, and if we can obtain EPA approval for our AO-System and successfully re-negotiate our license agreement, we plan to market, sell, install, and maintain specialized AO-Systems® on a retail basis pursuant to the license.

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

We have observed in news article releases that several lawsuits have been filed against U.S. facilities such as hospitals, hotels, retirement homes, and cooling towers, because people have gotten sick or died as a result of their water system uncleanliness.  We have seen several outbreaks of water-borne illnesses in recent years in municipal, residential and rural water systems, including outbreaks of Cryptosporidium, E. coli, Pseudomonas, Norovirus, Echovirus, methicillin-

resistant Staphylococcus aureus, Giardia intestinalis, Shigella sonnei, etc.  An estimated 1,400 people in the U.S. die each year from Pseudomonas in hospital water systems.  The Center on Disease Control and Prevention (CDC) has estimated that up to 18,000 people each year in the U.S. are infected with water-borne Legionella bacteria, 25% of those estimated from Healthcare environments.

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

From our inception on May 12, 2006 to the accounting period ended on May 31, 2014, we have not generated any revenue.  Rather, we operate under a net loss, and has an accumulated deficit of $353,971 as of the period ended May 31, 2014.  Hydrodynex does not currently have any revenue producing operations.  We are not currently operating profitably, and it should be anticipated that we will operate at a loss at least until such time when the production stage is achieved, if production is, in fact, ever achieved.

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

We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing when such funding is required.  Obtaining additional financing would be subject to a number of factors, including investor acceptance of our product and our business model.  Furthermore, there is no assurance that we will not incur further debt in the future, that we will have sufficient funds to repay our future indebtedness, or that we will not default on our future debts, thereby jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to maintain our operations.

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

We have no operating history and have not proved we can operate successfully.  We face all of the risks inherent in a new business.  If we fail, investments in our common stock will become worthless.  From inception of May 12, 2006 to the audited period ended on May 31, 2014, we incurred a net loss of $353,971, and did not earn any revenue.  Hydrodynex does not currently have any revenue producing operations.

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

We were incorporated on May 12, 2006 and  we have not executed our business model.  Our ability to maintain and achieve profitability is dependent on the execution of our business plan to generate cash flow to fund future growth.  There can be no assurance that our results of operations or marketing strategy will prove successful.

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS MODEL

If we are unable to obtain additional capital, we may have to curtail or cease operations.

We expect that we will need to raise funds in October 2014 in order to meet our working capital requirements.  At present, we don't have the funds to continue operations past October 2014 based upon our present monthly use of funds.  We may not be able to obtain additional financing on terms favorable to us, if at all.  If adequate funds are not available to us, we may have to curtail or cease operations after October 2014, which would materially harm our business and financial results.  To the extent we raise additional funds through further issuances of equity or convertible debt or equity securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.  Furthermore, any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

We do not have the funds needed to continue operations past October 2014.

We need to raise a minimum of $400,000 to implement and complete the first phase of our business plan, as well as to renegotiate the terms of our license agreement, if possible, to allow us to continue our business plan.  Securing these funds or any funds to continue operations will be difficult and there is no guarantee that we can continue operations beyond October 2014.

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

The report of our independent auditors, on our audited financial statements as of and for the year ended May 31, 2014 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Our operations are dependent upon our ability to obtain financing and our ability to achieve future profitable operations from the development of our business model.  If we are not able to continue as a going concern, it is likely Hydrodynex will cease operations.

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

If the current patents owned by our licensor do not adequately protect the technology and the industrial applications, then we will not be able to prevent imitation and the product may not be commercially viable.

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

ITEM 2.   Properties.

Our executive office is currently located at 451 W. 21st Ave., Spokane, WA 99203. The 150 square foot office is provided by Jerod Edington, officer and director of Hydrodynex, at no cost to Hydrodynex.  We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises until such time as Hydrodynex raises additional capital.

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

The transfer agent of Hydrodynex is Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

As of May 31, 2014, there were 48 holders of record of Hydrodynex’ common stock, of which 2,874,880 were issued and outstanding.

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

Hydrodynex is also considering other business sectors at this time and on June 18, 2014, the Company entered into a definitive Sixty (60) day Option to Purchase Assets Agreement to purchase all of the assets of Zoydan Games, Inc (“Zoydan”), a private company organized in the state of Washington on July 8, 2011.  The agreement calls for this issuance of Forty Two Million (42,000,000) shares of restricted common stock to be issued to Zoydan Games, Inc. (“Zoydan”), which will be exchanged for specific assets of Zoydan and subsequently disbursed to the existing shareholders of Zoydan.  Zoydan Games, Inc. was organized as a card and board game design, development, publishing and specialty marketing company.  The acquisition of the assets of Zoydan will be subject to a vote of the shareholders of the Company pursuant to a future special meeting of the shareholders.  On July 24, 2014, the Company and Zoydan agreed to extend the option date to September 15, 2014 and the option has not been exercised.

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

Product Research and Development Plans

We do not plan to engage in any research and development at this time.  The AO-System® product has been developed by our licensor, Hydrosystemtechnik, GmbH and is ready for sale to the consumer.

Results of Operations

Since Hydrodynex was formed on May 12, 2006, it has not earned any revenues and has incurred a net loss since its inception of $353,971 through May 31, 2014.  The following table provides selected financial data about our company for the years ended May 31, 2014 and May 31, 2013, respectively.

Balance Sheets Data	May 31, 2014	May 31, 2013
Cash	$162	$2,076

Prepaid expenses	1,000	1,000

Total assets	$1,162	$3,076
Total liabilities	$42,390	$64,045
Stockholders’ deficit	$(41,228)	$(60,969)

For the year ended May 31, 2014, our total operating expenses were $9,137 as compared to $14,659 for the eleven months ended May 31, 2013.  Our operating expenses have decreased between these time periods by $5,522 and until the company receives additional financing, we do not presently expect our expenses to increase in next twelve months.  The total operating expenses were lower in the most recent year ended due mainly to a decrease in professional fees and general and administrative costs.  The year ended May 31, 2014 included the following major expenses:

1.  Professional fees including legal and Accounting - $8.282

2.  General and Administrative Fees - $855

Our cash in the bank at May 31, 2014 was $162.  Net cash used in operating activities during the year ended May 31, 2014 was $10,914, compared to net cash used in operating activities during the eleven months ended May 31, 2013 of $9,354, a difference of $1,560.

Net cash provided by financing activities since inception through May 31, 2014 was $304,425 from the sale of our common stock and warrants, advances from officers, proceeds from convertible notes payable, and accrued expenses from a related party.  Net cash provided by financing activities for the year ended May 31, 2014 was $9,000 from related party advances compared to $10,200 for the eleven months ended May 31, 2013, a difference of $1,200.

In their report on our May 31, 2014 audited financial statements, our auditors express an opinion that there is substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have had no revenues since inception. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.  There can be no assurances to that effect.

Liquidity and Capital Resources

Since inception, we have financed our operations from private placements of equity securities and loans from shareholders.  We do not have any available lines of credit.  As of May 31, 2014, we had cash in the amount of $162.  Net cash provided by financing activities was $9,000 during the year ended May 31, 2014.  We raised only $6,000 in capital during the year ended May 31, 2014 from financing activities with related parties in the form of unsecured and non-interest bearing loans and loans converted to shares.  $3,000 was raised from the sale of common stock to a non-related party.  We will need to raise additional capital, take loans, or generate revenue in October 2014 or curtail or cease our basic operations.  We need to raise a minimum of $400,000 to implement and complete the first phase of our business plan, as well as to renegotiate the terms of our license agreement, if possible, to allow us to continue our business plan.

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

Officer and director Jerod Edington advanced $6,000 to our company for working capital purposes during the year ended May 31, 2014.  As of May 31, 2014, the total amount of advances due to our officer and director was $6,000, which were unsecured and non-interest bearing, and maturing on as follows:

-$1,000 on September 20, 2014

-$2,000 on October 23, 2014

-$3,000 on April 19, 2015

As of May 31, 2014, the total amount of advances due to non-affiliate related parties was $0.

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

We do not have sufficient capital resources to carry on operations past October 2014.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond October 2014, but we plan to raise additional capital in a private stock offering to secure funds needed to finance our plan of operation for at least the next twelve months, or enter into loans from existing shareholders to support operations.  We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  However, these are forward-looking statements, and there may be changes that could consume available resources before such time. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, technology verification costs, among others.

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

Subsequent Events

On June 18, 2014, the Company entered into a definitive Sixty (60) day Option to Purchase Assets Agreement to purchase all of the assets of Zoydan Games, Inc (“Zoydan”), a private company organized in the state of Washington on July 8, 2011.  The agreement calls for this issuance of Forty Two Million (42,000,000) shares of restricted common stock to be issued to Zoydan Games, Inc. (“Zoydan”), which will be exchanged for specific assets of Zoydan and subsequently disbursed to the existing shareholders of Zoydan.  Zoydan Games, Inc. was organized as a card and board game design, development, publishing and specialty marketing company.  The acquisition of the assets of Zoydan will be subject to a vote of the shareholders of the Company pursuant to a special meeting of the shareholders estimated to be held on or about August 1, 2014.

On July 24, 2014, the Company and Zoydan agreed to extend the option date to September 15, 2014.

On August 8, 2014, the Chief Executive Officer of the Company advanced the Company $500 for a term of one year at 0% interest.

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hydrodynex, Inc.

Spokane, WA

We have audited the accompanying balance sheets of Hydrodynex, Inc. (the “Company”), as of May 31, 2014 and 2013 and the related statements of operations, stockholder’s equity (deficit) and cash flows for the 12 months ended May 31, 2014 and for the 11 months ended May 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2014 and 2013 and the results of its operations and its cash flows for the 12 months ended May 31, 2014 and for the 11 months ended May 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at May 31, 2014 and had a net loss and cash used in operating activities for the 12 months then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

September 15, 2014

Hydrodynex, Inc.

Balance Sheets

	May 31, 2014	May 31, 2013
Assets
Current Assets
Cash	$ 162	$ 2,076
Prepaid expenses	1,000	1,000
Total Current Assets	1,162	3,076

Total Assets	$ 1,162	$ 3,076

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$ 9,123	$ 10,818
Licenses Fees Payable	27,267	25,977
Notes payable-related party	6,000	-
Advances from related parties	-	27,250
Total Current Liabilities	42,390	64,045

Total Liabilities	42,390	64,045

Stockholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized,
2,874,880 and 2,299,880 shares issued and outstanding, respectively	2,875	2,300
Additional paid-in capital	309,868	280,193
Accumulated deficit	(353,971)	(343,462)
Total Stockholders' Deficit	(41,228)	(60,969)

Total Liabilities and Stockholders' Deficit	$ 1,162	$ 3,076

See accompanying notes to the financial statements.

Hydrodynex, Inc.

Statements of Operations

	For the Twelve Months	For the Eleven Months
	Ended	Ended
	May 31, 2014	May 31, 2013
Operating Expense
Depreciation	-	207
General and administrative	855	3,974
Professional fees	8,282	10,478
Total Operating Expenses	9,137	14,659

Loss from Operations	(9,137)	(14,659)

Other (Income) Expenses
Foreign currency transaction (gain) loss	1,290	820
Interest expense	82	136
Total Other (Income) Expenses	1,372	956

Loss Before Income Taxes	(10,509)	(15,615)

Income Tax Provision	-	-

Net Loss	$ (10,509)	$ (15,615)

Net Loss per Share - Basic and Diluted	$ (0.00)	$ (0.01)

Weighted Average Common Shares Outstanding,
Basic and Diluted	2,718,876	2,299,880

See accompanying notes to the financial statements.

Hydrodynex, Inc.

Statement of Stockholders' Deficit
For the Year Ended May 31, 2014 and for the Period ended May 31, 2013

									Total
	Common Stock				Additional		Accumulated		Stockholders'
	Shares		Amount		Paid in Capital		Deficit		Deficit
Balance, June 30, 2012	2,299,880		$2,300		$280,193		$(327,847)		$(45,354)

Net loss	-		-		-		(15,615)		(15,615)

Balance, May 31, 2013	2,299,880		$2,300		$280,193		$(343,462)		$(60,969)

Shares issued for conversion of advance from related party	545,000		545		26,705				27,250

Shares issued for cash at $0.1 per share	30,000		30		2,970				3,000

Net loss	-		-		-		(10,509)		(10,509)

Balance, May 31, 2014	2,874,880	$	$ 2,875	$	$ 309,868	$	$ (353,971)	$	$ (41,228)

See accompanying notes to the financial statements.

Hydrodynex, Inc.

Statements of Cash Flows

	For the Twelve Months	For the Eleven Months
	Ended	Ended
	May 31, 2014	May 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (10,509)	$ (15,615)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	-	207
Accounts payable and accrued expenses	(1,695)	5,234
License fees payable	1,290	820
Net cash used in operating activities	(10,914)	(9,354)

Cash Flows from Financing Activities
Advances from officers	-	10,900
Repayment of advances from officers	-	(700)
Proceeds from notes payable-related party	6,000	-
Proceeds from sale of common stock and warrants	3,000	-
Net cash provided by financing activities	9,000	10,200

Net Change in Cash	(1,914)	846
Cash, Beginning of the year	2,076	1,230
Cash, End of the year	$ 162	$ 2,076

Supplemental Disclosure of Cash Flows Information
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non-Cash Investing and Financing Activities
Common shares issued for conversion of advance from officer	$ 27,250	$ -

See accompanying notes to the financial statements.

Hydrodynex, Inc.

May 31, 2014 and 2013

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended May 31, 2014 or 2013.

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

The following table shows number of potentially outstanding dilutive shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the 12 Months Ended May 31, 2014	For the 11 Months Ended May 31, 2013

Stock Option Shares

Stock options issued on June 30, 2008 under the 2006 Plan at $0.25 per share expired on June 30, 2013, five (5) years from the date of issuance, vested upon issuance	-	70,000

Warrant Shares

Warrants issued in connection with the conversion of consulting fees on September 30, 2011 with an exercise price of $0.01 per share and expiring three (3) years from the date of issuance	752,000	752,000

Warrants issued in connection with the conversion of a vendor payable on September 30, 2011 with an exercise price of $0.01 per share and expiring three (3) years from the date of issuance	167,700	167,700

Total potentially outstanding dilutive common shares	919,700	989,700

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

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.

Identify the contract(s) with the customer

2.

Identify the performance obligations in the contract

3.

Determine the transaction price

4.

Allocate the transaction price to the performance obligations in the contract

5.

Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

1.

Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.

Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations

3.

Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.

The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

The company has limited operations and is considered to be in the development stage. The Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Earlier adoption is permitted.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements— Going Concern (Subtopic 205-40) (Topic 718): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”).

The Update provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

This Update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted.

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

As reflected in the financial statements, the Company had a deficit accumulated at May 31, 2014 and had a net loss and net cash used in operating activities for the reporting period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

There are no outstanding and exercisable stock options as of May 31, 2014:

As of May 31, 2014, there were 1,000,000 shares remaining available for issuance under the 2006 Plan.

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

The fair value of each warrant grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following assumptions:

September 30, 2011
Expected option life (year)	3

Expected volatility	100.00%

Risk-free interest rate	0.42%

Dividend yield	0.00%

The table below summarizes the Company’s warrants activity though May 31, 2014:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, June 30, 2012	919,700	$0.01	$0.01	$36,788	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, May 31, 2013	919,700	$0.01	$0.01	$36,788	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, May 31, 3014	919,700	$0.01	$0.01	$36,788	$-

Earned and exercisable, May 31, 2014	919,700	$0.01	$0.01	$36,788	$-

Unvested, May 31, 2014	-	$0.01	$0.01	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of May 31, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01	919,700	0.33	$0.01	919,700	0.33	$0.01

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

On May 29, 2013, a related party of the Company advanced the Company $2,000 with no interest and a maturity date of December 31, 2013.  On August 30, 2013, the advance was satisfied.

On August 30, 2013, the Company issued 545,000 unregistered shares of its common stock, par value $0.001, at $0.05 per share to two creditors in exchange for aforementioned outstanding loans in aggregate of $27,250 and aggregate interest accrued of $0.  A total of 405,000 shares were issued to affiliate Jerod Edington, Officer and Director of the Company, in exchange for the loans due to him.  A total of 140,000 shares were issued to a related party in exchange for the loans due to it.

Notes Payable - Officer

On September 20, 2013, the Chief Executive Officer of the Company advanced the Company $1,000 with no interest and a maturity date of September 20, 2014.

On October 23, 2013, the Chief Executive Officer of the Company advanced the Company $2,000 with no interest and a maturity date of October 23, 2014.

On April 19, 2014, the Chief Executive Officer of the Company advanced the Company $3,000 for a term of one year at 0% interest.

Free Office Space from Its Stockholder and Chief Operating Officer

The Company has been provided office space by its stockholder and Chief Executive Officer at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 7 – Income Tax Provision

Deferred Tax Assets

At May 31, 2014, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $353,971 that may be offset against future taxable income through 2033.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $120,350, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $3,573 and $5,310 for the 12 months ended May 31, 2014 and 11 months ended May 31, 2013, respectively.

Components of deferred tax assets are as follows:

	May 31, 2014	May 31, 2013
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$120,350	116,777

Less valuation allowance	(120,350)	(116,777)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the 12 Months Ended May 31, 2014	For the 11 Months Ended May 31, 2013

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%

Effective income tax rate	0.0%	0.0%

Note 8 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On June 18, 2014, the Company entered into a definitive Sixty (60) day Option to Purchase Assets Agreement to purchase all of the assets of Zoydan Games, Inc (“Zoydan”), a private company organized in the state of Washington on July 8, 2011.  The agreement calls for this issuance of Forty Two Million (42,000,000) shares of restricted common stock to be issued to Zoydan Games, Inc. (“Zoydan”), which will be exchanged for specific assets of Zoydan and subsequently disbursed to the existing shareholders of Zoydan.  Zoydan Games, Inc. was organized as a card and board game design, development, publishing and specialty marketing company.  The acquisition of the assets of Zoydan will be subject to a future vote of the shareholders of the Company pursuant to a special meeting of the shareholders.

On July 24, 2014, the Company and Zoydan agreed to extend the option date to September 15, 2014.

On August 8, 2014, the Chief Executive Officer of the Company advanced the Company $500 for a term of one year at 0% interest.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of May 31, 2014.  We identified a material weakness in our internal control over financial reporting as of May 31, 2014 because fundamental elements of an effective control environment were not present as of May 31, 2014, including independent oversight and review of financial reporting, the financial reporting processes and procedures, and internal control procedures by our board of directors as we have not established an audit committee and our full board has not been adequately performing those functions.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  There exists a nearly complete overlap between management and our board of directors, with four of our four directors being members of management.  Specifically, we do not currently have the ability to objectively monitor the processes and procedures of financial reporting as the individuals responsible for financial reporting also comprise all but one of the members of our board of directors.  Additionally, due to insufficient staffing and lack of full-time personnel, it has not been possible to ensure appropriate segregation of duties between incompatible functions and formalized monitoring procedures have not, to date, been established or implemented.  In the course of our assessment, we also identified that there were control deficiencies which were the result of our not maintaining a sufficient complement of personnel to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements.  Essentially, the material weaknesses we have identified in our assessment are the same as those identified in our assessment as of May 31, 2013.  Due to a lack of sufficient capital resources and our lack of independent outside directors, we have been unable to remedy the material weaknesses which existed last year.

Based on this assessment and the material weakness described above, management has concluded that internal control over financial reporting was not effective as of May 31, 2014.

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

Changes In Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended May 31, 2014, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B   Other Information

None.

PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance

A. Directors, Executive Officers, Promoters and Control Persons

Our current executive officer, director and significant employee of Hydrodynex is as follows:

Name	Age	Position
Jerod Edington	37	President, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer Vice President, Treasurer, Secretary, & Director

Each director is elected to hold office for a one year term or until the next annual meeting of stockholders and until his successor is elected and qualified. The officers of Hydrodynex serve at the pleasure of Hydrodynex’ Board of Directors.

The following sets forth certain biographical information with respect to the director and executive officer of Hydrodynex.

Jerod Edington - Founder, President, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer Vice President, Treasurer, Secretary, & Director.  Mr. Edington attended the University of Washington in Seattle, Washington.  He earned a B.S. in Zoology in 2000 and did radiation cancer and tumor research at the University of Washington Medical Center’s Radiation Oncology Dept.  From 2000 until 2007 he worked in the TV/Film Production business as a professional actor and occasional producer.  He is a member of the Screen Actors Guild Union.  Mr. Edington has served as the CEO and various other officer positions in Hydrodynex, Inc., a commercial scale water disinfection technology company from May of 2006 until the present.  He has been a capital formation consultant and business development consultant in the mergers and acquisition industry since September of 2009 where he has worked on projects involving oil & gas, precious metals and mining, pharmaceuticals, and various technologies.

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

Code of Ethics

On August 15, 2008, we adopted a Code of Business Conduct and Ethics for Directors, Officers and Employees and a Code of Ethics for the Chief Executive Officer and Senior Financial Officers.  Both are exhibits to this Report on Form 10-K.  We will provide to any person, without charge, upon request, a copy of our Code of Business Conduct and Ethics for Directors, Officers and Employees and a Code of Ethics for the Chief Executive Officer and Senior Financial Officers.  Any person may make such a request by mailing such a request addressed to our President, Jerod Edington, at the address of our executive offices at 451 W. 21st Ave., Spokane, WA 99203.

Audit Committee and Audit Committee Financial Expert

We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors.  As we are a development stage company with minimal revenues from operations, few employees, and relatively simple financial statements, as of May 31, 2014 we had not constituted any board committees, including an audit committee.  On August 15, 2008, we adopted charters for an Audit Committee, a Compensation Committee, and a Corporate Governance and Directors Nominating Committee, but will not have these committees until we have the resources to do so.  We do not have an audit committee financial expert who is an outside director. As our business grows and our financial statements become more complicated, we intend to seek an outside director who can qualify as an audit committee financial expert.

ITEM 11.   Executive Compensation.

A.   Summary Compensation Table

The table below sets forth the aggregate annual and long-term compensation paid by us during the twelve months ended May 31, 2014 and eleven months ended May 31, 2013 to our Chief Executive Officer, Jerod Edington, and former Chief Executive Officer, Ronald Kunisaki, who served as our President and Chief Executive Officer from February 6, 2009 to June 3, 2013 (the “Named Executive Officer”).  No executive officer’s salary and bonus exceeded $100,000 for the twelve months ended May 31, 2024 or eleven months ended May 31, 2013.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-Qualified Deferred Compensation Earnings ($) (h)	All other Compensation ($) (i)	Total ($) (j)
Ronald Kunisaki Former Pres, CEO, & Dir.	2013	0	0	0	0	0	0	0	0

Jerod Edington Pres, CEO, CFO, COO, VP, Treas, Sec, & Dir	2014	0	0	0	0	0	0	0	0

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

C. Outstanding Equity Awards at Fiscal Year End

No stock options are currently outstanding as of May 31, 2014.

D. Compensation of Directors

No compensation was paid to directors for their director services during the year ending May 31, 2014.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 15, 2014 certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  The percentage of shares beneficially owned is based on 2,874,880 shares of common stock outstanding as of September 15, 2014.  Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of September 15, 2014, are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.  Except as otherwise listed below, the address of each person is 451 W. 21st Ave. Spokane, WA 99203.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Jerod Edington, CEO, CFO, President, Vice Pres., Secretary, Treas,, COO, Dir. (1)	1,983,000 shares	54.7%
Ronald Kunisaki, former officer & Dir. (2)	250,000 shares	8.7%
Marycliff Investment Corp. (3) 2910 E. 57th Ave. Ste 5-355 Spokane, WA 99223	170,000 shares	5.9%
Executive officers and directors as a group 1 person (4)	1,983,000 shares	54.7%

(1)

Jerod Edington- The holdings of Mr. Edington include 1,231,000 shares of common stock, warrants to purchase 752,000 shares at $.01 per share that are exercisable currently or within 60 days of September 15, 2014.

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

Equity Compensation Plan Information

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of May 31, 2014:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plan approved by security holders (1)	-	$-	1,000,000
Equity compensation plans not approved by security holders	-	$-
Total	-	$-	1,000,000

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

On August 30, 2013, the Company issued 545,000 unregistered shares of its common stock, par value $0.001, at $0.05 per share to two creditors in exchange for aforementioned outstanding loans in aggregate of $27,250 and aggregate interest accrued of $0.  A total of 405,000 shares were issued to affiliate Jerod Edington, Officer and Director of the Company, in exchange for the loans due to him.  A total of 140,000 shares were issued to a related party in exchange for the loans due to it.

On April 19, 2014, the Chief Executive Officer of the Company advanced the Company $3,000 for a term of one year at 0% interest.

On August 8, 2014, the Chief Executive Officer of the Company advanced the Company $500 for a term of one year at 0% interest.

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

ITEM 14.   Principal Accounting Fees and Services.

The aggregate fees billed by our principal accountant for services rendered during the twelve months ended May 31, 2014 and the eleven months ended May 31, 2013 are set forth in the table below:

Fee Category	Twelve Months Ended May 31, 2014	Eleven Months Ended May 31, 2013
Audit fees (1)	$7,000	$6,500
Audit-related fees (2)	$0	$0
Tax fees (3)	$0	$0
All other fees (4)	$0	$0
Total fees	$7,000	$6,500

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of September, 2014.

HYDRODYNEX, INC.

By:	/s/ Jerod Edington
Jerod Edington Director, CEO, CFO, COO, President, VP, Treasurer, Secretary

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 15th day of September, 2014.

Signature	Title

/s/ Jerod Edington	Director, CEO, CFO, COO, President, VP, Treasurer, Secretary
Jerod Edington