Form 10-Q
period 2014-08-31
Hydrodynex, Inc.
filed 2014-10-20
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2014.

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

On October 20, 2014, there were 2,874,880 outstanding shares of the registrant's common stock, par value $.001 per share.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

Hydrodynex, Inc.

August 31, 2014 and 2013

Hydrodynex, Inc.

Balance Sheets

	August 31, 2014	May 31, 2014
	(Unaudited)
Assets
Current Assets
Cash	$ 226	$ 162
Prepaid expenses	1,000	1,000
Total Current Assets	1,226	1,162
Total Assets	$ 1,226	$ 1,162

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$ 8,887	$ 9,123
Accrued expenses	4,000	-
Licenses Fees Payable	26,269	27,267
Notes payable-related party	6,500	6,000
Total Current Liabilities	45,656	42,390

Total Liabilities	45,656	42,390

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized,
2,874,880 shares issued and outstanding	2,875	2,875
Additional paid-in capital	309,868	309,868
Accumulated deficit	(357,173)	(353,971)
Total Stockholders' Deficit	(44,430)	(41,228)

Total Liabilities and Stockholders' Deficit	$ 1,226	$ 1,162

See accompanying notes to the financial statements.

Hydrodynex, Inc.

Statements of Operations

	For the Three Months Ended
	August 31, 2014	August 31, 2013
	(Unaudited)	(Unaudited)
Operating Expense
General and administrative	$ 685	$ 117
Professional fees	4,306	330
Total Operating Expenses	4,991	447

Loss from Operations	(4,991)	(447)

Other (Income) Expenses
Foreign currency transaction (gain) loss	(998)	470
Forgiveness of debt	(791)	-
Total Other (Income) Expenses	(1,789)	470

Income (Loss) Before Income Taxes	(3,202)	(917)

Income Tax Provision	-	-

Net Income (Loss)	$ (3,202)	$ (917)

Net Loss per Share - Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding,
Basic and Diluted	2,874,880	2,305,875

See accompanying notes to the financial statements.

Hydrodynex, Inc.

Statements of Cash Flows

	For the Three Months Ended
	August 31, 2014	August 31, 2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ( loss)	$ (3,202)	$ (917)
Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilities:		-
Accounts payable and accrued expenses	3,764	(1,605)
License fees payable	(998)	470
Net cash used in operating activities	(436)	(2,052)

Cash Flows from Financing Activities
Proceeds from notes payable-related party	500	-
Net cash provided by financing activities	500	-

Net Change in Cash	64	(2,052)
Cash, Beginning of Period	162	2,076
Cash, End of Period	$ 226	$ 24

Supplemental Disclosure of Cash Flows Information
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non-Cash Investing and Financing Activities
Common shares issued for conversion of advance from officer	$ -	$ 27,250

See accompanying notes to the financial statements.

Hydrodynex, Inc.

August 28, 2014 and 2013

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

Basis of Presentation - Unaudited Interim Financial Information

The unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended May 31, 2014 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on September 15, 2014.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended August 31, 2014 or 2013.

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

The following table shows number of potentially outstanding dilutive shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the 3 Months Ended August 31, 2014	For the 3 Months Ended August 31, 2013

Warrant Shares

Warrants issued in connection with the conversion of consulting fees on September 30, 2011 with an exercise price of $0.01 per share and expiring four (4) years from the date of issuance	752,000	752,000

Warrants issued in connection with the conversion of a vendor payable on September 30, 2011 with an exercise price of $0.01 per share and expiring three (3) years from the date of issuance	167,700	167,700

Total potentially outstanding dilutive common shares	919,700	919,700

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

As reflected in the financial statements, the Company had a deficit accumulated at August 31, 2014 and had a net loss and net cash used in operating activities for the reporting period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

There are no outstanding and exercisable stock options as of August 31, 2014:

As of August 31, 2014, there were 1,000,000 shares remaining available for issuance under the 2006 Plan.

Warrants

(i) Warrants issued in 2011

On September 30, 2011, the Company converted $37,600 in accrued expenses - officer into warrants to purchase 752,000 shares of its common stock exercisable at $0.01 per share and expiring three (3) years from the date of issuance.  The Company valued these warrants issued at $30,080 on the date of grant using the Black-Scholes Option Pricing Model, and recorded both (i) the fair value of warrants of $30,080 and (ii) the difference between the fair value of warrants and accrued expenses – officer, the forgiveness of debt from officer of $7,520 as additional paid-in capital.  These warrants have been extended for one year.

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

The fair value of each warrant grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following assumptions:

September 30, 2011
Expected option life (year)	3

Expected volatility	100.00%

Risk-free interest rate	0.42%

Dividend yield	0.00%

The table below summarizes the Company’s warrants activity though August 31, 2014:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, May 31, 2013	919,700	$0.01	$0.01	$36,788	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, May 31, 3014	919,700	$0.01	$0.01	$36,788	$-

Granted					-
Canceled					-
Exercised					-
Expired					-
Balance, August 31, 3014	919,700	$0.01	$0.01	$36,788	$-

Earned and exercisable, August 31, 2014	919,700	$0.01	$0.01	$36,788	$-

Unvested, August 31, 2014	-	$0.01	$0.01	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of August 31, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01	919,700	0.9	$0.01	919,700	0.9	$0.01

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

On September 22, 2014, the Chief Executive Officer of the Company advanced the Company $3,000 for a term of one year at 0% interest.

On October 10, 2014, the Chief Executive Officer of the Company advanced the Company $2,000 for a term of one year at 0% interest.

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

Results of Operations

Since Hydrodynex was formed on May 12, 2006, it has not earned any revenues and has incurred a net loss since its inception of $357,173 through August 31, 2014.  The following table provides selected financial data about our company for the interim period ended August 31, 2014 and May 31, 2014, respectively.

Balance Sheets Data	August 31, 2014	May 31, 2014
Cash	$226	$162
Prepaid expenses	1,000	1,000

Total assets	$1,226	$3,076
Total liabilities	$45,656	$64,045
Stockholders’ deficit	$(44,430)	$(60,969)

For the three months ended August 31, 2014, our total operating expenses were $4,991 as compared to $447 for the three months ended August 31, 2013.  Our operating expenses have decreased between these time periods by $4,544 due to decreased professional fees and until the company receives additional financing, we do not presently expect our expenses to increase  throughout this current fiscal year as compared to the previous fiscal year.  The three months ended August 31, 2014 included the following expenses:

1.  Professional fees including legal and Accounting - $4,306

2.  General and Administrative Fees - $685

Our cash in the bank at August 31, 2014 was $226.  Net cash used in operating activities during the three months ended August 31, 2014 was $436, compared to net cash used in operating activities during the three months ended August 31, 2013 of $2,052, a difference of $1,616.

Net cash provided by financing activities for the three months ended August 31, 2014 was $500 compared to net cash provided by financing activities of $0 for the three months ended August 31, 2013.

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

Liquidity and Capital Resources

Since inception, we have financed our operations from private placements of equity securities and loans from shareholders.  We do not have any available lines of credit.  As of August 31, 2014, we had cash in the amount of $226.  Net cash provided by financing activities was $500 during the three months ended August 31, 2014.  We will need to raise additional capital, take loans, or generate revenue in November 2014 or curtail or cease our basic operations.  We need to raise a minimum of $400,000 to implement and complete the first phase of our business plan, as well as to renegotiate the terms of our license agreement, if possible, to allow us to continue our business plan.

On August 8, 2014, the Chief Executive Officer of the Company advanced the Company $3,000 for a term of one year at 0% interest.

As of August 31, 2014, the total amount of advances due to our Chief Executive officer and director was $6,500.  As of August 31, 2013, the total amount of advances due to a related party, other affiliates, or non-affiliates was $0.

We do not have sufficient capital resources to carry on operations past November 2014.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond May 2014, but we plan to raise additional capital in a private stock offering to secure funds needed to finance our plan of operation for at least the next twelve months, or enter into loans from existing shareholders to support operations.  We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  However, these are forward-looking statements, and there may be changes that could consume available resources before such time.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, technology verification costs, among others.

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

Subsequent Events

On September 22, 2014, the Chief Executive Officer of the Company advanced the Company $3,000 for a term of one year at 0% interest.

On October 10, 2014, the Chief Executive Officer of the Company advanced the Company $2,000 for a term of one year at 0% interest.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 31, 2014.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of August 31, 2014.  The material weaknesses we identified in our annual report on Form 10-K for our fiscal year ending May 31, 2014, have not been remedied due to our lack of sufficient capital resources.

Changes in Internal Control Over Financial Reporting

As of August 31, 2014, there have been no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended August 31, 2014, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes from the disclosure provided in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

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

Hydrodynex, Inc.

October 20, 2014	By:	/s/ Jerod Edington

Jerod Edington

President and Chief Executive Officer

(Principal Executive Officer)

Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

VP, Secretary, and Chief Operating Officer