Form 10-Q
period 2014-11-30
Hydrodynex, Inc.
filed 2015-01-20
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 2014.

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

On January 20, 2015, there were 2,874,880 outstanding shares of the registrant's common stock, par value $.001 per share.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

Hydrodynex, Inc.

November 30, 2014 and 2013

Hydrodynex, Inc.
Balance Sheets

	November 30, 2014	May 31, 2014
Assets	(Unaudited)
Current Assets
Cash	$ 184	$ 162
Prepaid expenses	1,000	1,000
Total Current Assets	1,184	1,162
Total Assets	$ 1,184	$ 1,162

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$ 8,294	$ 9,123
Accrued expenses	1,000	-
Licenses Fees Payable	24,896	27,267
Notes payable -related party	11,500	6,000
Total Current Liabilities	45,690	42,390

Total Liabilities	45,690	42,390

Stockholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized,
2,874,880 and 2,874,880 shares issued and outstanding, respectively	2,875	2,875
Additional paid-in capital	309,868	309,868
Accumulated deficit	(357,249)	(353,971)
Total Stockholders' Deficit	(44,506)	(41,228)

Total Liabilities and Stockholders' Deficit	$ 1,184	$ 1,162

See accompanying notes to the financial statements.

Hydrodynex, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
Operating Expense
General and administrative	$ 164	$ 28	$ 849	$ 145
Professional fees	1,285	4,630	5,591	4,960
Total Operating Expenses	1,449	4,658	6,440	5,105

Loss from Operations	(1,449)	(4,658)	(6,440)	(5,105)

Other (Income) Expenses
Foreign currency transaction (gain) loss	(1,373)	765	(2,371)	1,235
Forgiveness of debt	-	-	(791)	-
Interest expense	-	82	-	82
Total Other (Income) Expenses	(1,373)	847	(3,162)	1,317

Loss Before Income Taxes	(76)	(5,505)	(3,278)	(6,422)

Income Tax Provision			-	-

Net Loss	$ (76)	$ (5,505)	$ (3,278)	$ (6,422)

Net Loss per Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding,
Basic and Diluted	2,874,880	2,844,880	2,874,880	2,575,375

See accompanying notes to the financial statements.

Hydrodynex, Inc.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	November 30, 2014	November 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,278)	$ (6,422)
Adjustments to reconcile net loss to net cash used in operations
Accounts payable and accrued expenses	171	357
License fees payable	(2,371)	1,235
Net cash used in operating activities	(5,478)	(4,830)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from convertible notes payable-related party	5,500	3,000
Net cash provided by financing activities	5,500	3,000

Net Change in Cash	22	(1,830)
Cash, Beginning of Period	162	2,076
Cash, End of Period	$ 184	$ 246

Supplemental Disclosure of Cash Flows Information
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non-Cash Investing and Financing Activities
Common shares issued for conversion of advance from officer	$ -	$ 27,250.00

See accompanying notes to the financial statements.

Hydrodynex, Inc.

November 30, 2014 and 2013

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended November 30, 2014 or 2013.

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

The following table shows number of potentially outstanding dilutive shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the 6 Months Ended November 30, 2014	For the 6 Months Ended November 30, 2013

Warrant Shares

Warrants issued in connection with the conversion of consulting fees on September 30, 2011 with an exercise price of $0.01 per share and expiring four (4) years from the date of issuance	752,000	752,000

Warrants issued in connection with the conversion of a vendor payable on September 30, 2011 with an exercise price of $0.01 per share and expiring three (3) years from the date of issuance	-	167,700

Total potentially outstanding dilutive common shares	752,000	919,700

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

As reflected in the financial statements, the Company had a deficit accumulated at November 30, 2014 and had a net loss and net cash used in operating activities for the reporting period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

There are no outstanding and exercisable stock options as of November 30, 2014:

As of November 30, 2014, there were 1,000,000 shares remaining available for issuance under the 2006 Plan.

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

The fair value of each warrant grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following assumptions:

September 30, 2011
Expected option life (year)	3

Expected volatility	100.00%

Risk-free interest rate	0.42%

Dividend yield	0.00%

The table below summarizes the Company’s warrants activity though November 30, 2014:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, May 31, 2013	919,700	$0.01	$0.01	$36,788	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, May 31, 3014	919,700	$0.01	$0.01	$36,788	$-

Granted					-
Canceled					-
Exercised					-
Expired	167,700			(6,708)	-
Balance, November 30, 3014	752,000	$0.01	$0.01	$30,080	$-

Earned and exercisable, November 30, 2014	752,000	$0.01	$0.01	$30,080	$-

Unvested, November 30, 2014	-	$0.01	$0.01	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of November 30, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01	752,000	0.83	$0.01	752,000	0.83	$0.01

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

On January 20, 2014, the Chief Executive Officer of the Company advanced the Company $2,000 for a term of one year at 0% interest.

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

Results of Operations

Since Hydrodynex was formed on May 12, 2006, it has not earned any revenues and has incurred a net loss since its inception of $357,249 through November 30, 2014.  The following table provides selected financial data about our company for the interim period ended November 30, 2014 and May 31, 2014, respectively.

Balance Sheets Data	November 30, 2014	May 31, 2014
Cash	$184	$162
Prepaid expenses	1,000	1,000

Total assets	$1,184	$3,076
Total liabilities	$45,690	$64,045
Stockholders’ deficit	$(44,506)	$(60,969)

For the six months ended November 30, 2014, our total operating expenses were $6,440 as compared to $5,105 for the six months ended November 30, 2013.  Our operating expenses have increased only slightly between these time periods by $1,335 and until the company receives additional financing, we do not presently expect our expenses to increase  throughout this current fiscal year as compared to the previous fiscal year.  The six months ended November 30, 2014 included the following expenses:

1.  Professional fees including legal and Accounting - $5,591

2.  General and Administrative Fees - $849

Our cash in the bank at November 30, 2014 was $184.  Net cash used in operating activities during the six months ended November 30, 2014 was $5,478, compared to net cash used in operating activities during the six months ended November 30, 2013 of $4,830, a difference of $648.

Net cash provided by financing activities for the six months ended November 30, 2014 was $5,500 compared to net cash provided by financing activities of $3,000 for the six months ended November 30, 2013.

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

Liquidity and Capital Resources

Since inception, we have financed our operations from private placements of equity securities and loans from shareholders.  We do not have any available lines of credit.  As of November 30, 2014, we had cash in the amount of $184.  Net cash provided by financing activities was $5,500 during the six months ended November 30, 2014.  We will need to raise additional capital, take loans, or generate revenue in January 2015 or curtail or cease our basic operations.  We need to raise a minimum of $400,000 to implement and complete the first phase of our business plan, as well as to renegotiate the terms of our license agreement, if possible, to allow us to continue our business plan.

On August 8, 2014, the Chief Executive Officer of the Company advanced the Company $3,000 for a term of one year at 0% interest.

On September 22, 2014, the Chief Executive Officer of the Company advanced the Company $3,000 for a term of one year at 0% interest.

On October 10, 2014, the Chief Executive Officer of the Company advanced the Company $2,000 for a term of one year at 0% interest.

As of November 30, 2014, the total amount of advances due to our Chief Executive officer and director was $11,500.  As of November 30, 2013, the total amount of advances due to a related party, other affiliates, or non-affiliates was $6,000.

We do not have sufficient capital resources to carry on operations past January 2015.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond January 2015, but we plan to raise additional capital in a private stock offering to secure funds needed to finance our plan of operation for at least the next twelve months, or enter into loans from existing shareholders to support operations.  We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  However, these are forward-looking statements, and there may be changes that could consume available resources before such time.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, technology verification costs, among others.

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

Subsequent Events

On January 20, 2014, the Chief Executive Officer of the Company advanced the Company $2,000 for a term of one year at 0% interest.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of November 30, 2014.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of November 30, 2014.  The material weaknesses we identified in our annual report on Form 10-K for our fiscal year ending May 31, 2014, have not been remedied due to our lack of sufficient capital resources.

Changes in Internal Control Over Financial Reporting

As of November 30, 2014, there have been no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended November 30, 2014, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Hydrodynex, Inc.

January 20, 2014	By:	/s/ Jerod Edington

Jerod Edington

President and Chief Executive Officer

(Principal Executive Officer)

Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

VP, Secretary, and Chief Operating Officer