Form 10-Q
period 2015-02-28
Hydrodynex, Inc.
filed 2015-04-21
CIK 1438535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2015.

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

On April 17, 2015, there were 3,144,880 outstanding shares of the registrant's common stock, par value $.001 per share.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

Hydrodynex, Inc.

February 28, 2015 and 2014

Hydrodynex, Inc.
Balance Sheets

	February 28, 2015	May 31, 2014
Assets	(Unaudited)
Current Assets
Cash	$ 142	$ 162
Prepaid expenses	1,000	1,000
Total Current Assets	1,142	1,162
Total Assets	$ 1,142	$ 1,162

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$ 9,370	$ 9,123
Due from related party	1,000	-
Licenses Fees Payable	22,630	27,267
Notes payable -related party	-	6,000
Total Current Liabilities	33,000	42,390

Total Liabilities	33,000	42,390

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized,
3,144,880 and 2,874,880 shares issued and outstanding, respectively	3,145	2,875
Additional paid-in capital	323,098	309,868
Accumulated deficit	(358,101)	(353,971)
Total Stockholders' Deficit	(31,858)	(41,228)

Total Liabilities and Stockholders' Deficit	$ 1,142	$ 1,162

See accompanying notes to the financial statements.

Hydrodynex, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
Operating Expense
General and administrative	$ 1,652	$ 667	$ 2,501	$ 812
Professional fees	1,120	2,283	6,711	7,243
Total Operating Expenses	2,772	2,950	9,212	8,055

Loss from Operations	(2,772)	(2,950)	(9,212)	(8,055)

Other (Income) Expenses
Foreign currency transaction (gain) loss	(2,266)	155	(4,637)	1,390
Forgiveness of debt	-	-	(791)	-
Interest expense	346	-	346	82
Total Other (Income) Expenses	(1,920)	155	(5,082)	1,472

Loss Before Income Taxes	(852)	(3,105)	(4,130)	(9,527)

Income Tax Provision			-	-

Net Loss	$ (852)	$ (3,105)	$ (4,130)	$ (9,527)

Net Loss per Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding, Basic and Diluted	2,874,880	2,854,318	2,874,880	2,667,637

See accompanying notes to the financial statements.

Hydrodynex, Inc.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	February 28, 2015	February 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,130)	$ (9,527)
Adjustments to reconcile net loss to net cash used in operations
Accounts payable	247	265
License fees payable	(4,637)	1,390
Net cash used in operating activities	(8,520)	(7,872)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Advances from related party	1,000
Proceeds from sale of common stock and warrants	-	3,000
Proceeds from convertible notes payable-related party	7,500	3,000
Net cash provided by financing activities	8,500	6,000

Net Change in Cash	(20)	(1,872)
Cash, Beginning of Period	162	2,076
Cash, End of Period	$ 142	$ 204

Supplemental Disclosure of Cash Flows Information
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non-Cash Investing and Financing Activities
Common shares issued for conversion of notes payable	$ 13,500	$ -
Common shares issued for conversion of advance from officer	$ -	$ 27,250

See accompanying notes to the financial statements.

Hydrodynex, Inc.

February 28, 2015 and 2014

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

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company(“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Deferred Tax Assets and Income Tax Provision

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended February 28, 2015 or 2014.

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

The following table shows number of potentially outstanding dilutive shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Reporting Period Ended February 28, 2015	For the Reporting Period Ended February 28, 2014

Warrant Shares

Warrants issued in connection with the conversion of consulting fees on September 30, 2011 with an exercise price of $0.01 per share and expiring four (4) years from the date of issuance	752,000	752,000

Warrants issued in connection with the conversion of a vendor payable on September 30, 2011 with an exercise price of $0.01 per share and expiring three (3) years from the date of issuance	-	167,700

Total potentially outstanding dilutive common shares	752,000	919,700

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

In November 2014, the FASB issued the FASB Accounting Standards Update No. 2014-16 “Derivatives and Hedging (Topic 815):

Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (“ASU 2014-16”).

The amendments in ASU No. 2014-16 clarify that an entity must take into account all relevant terms and features when reviewing the nature of the host contract. Additionally, the amendments state that no one term or feature would define the host contract’s economic characteristics and risks. Instead, the economic characteristics and risks of the hybrid financial instrument as a whole would determine the nature of the host contract.

The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted.

In January 2015, the FASB issued the FASB Accounting Standards Update No. 2015-01 “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”).

This Update eliminates from GAAP the concept of extraordinary items and the requirements in Subtopic 225-20 for reporting entities to separately classify, present, and disclose extraordinary events and transactions.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

In February 2015, the FASB issued the FASB Accounting Standards Update No. 2015-02 “Consolidation (Topic 810) - Amendments to the Consolidation Analysis” (“ASU 2015-02”) to improve certain areas of consolidation guidance for reporting organizations (i.e., public, private, and not-for-profit) that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt/loan obligations).

All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

?

Eliminating the presumption that a general partner should consolidate a limited partnership.

?

Eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model).

?

Clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. Note: a VIE is a legal entity in which consolidation is not based on a majority of voting rights.

?

Amending the guidance for assessing how related party relationships affect VIE consolidation analysis.

?

Excluding certain money market funds from the consolidation guidance.

The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) .

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had a deficit accumulated at February 28, 2015, and had a net loss and net cash used in operating activities for the reporting period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On November 25, 2008, the Company’s Board of Directors authorized a Regulation D, Rule 504 stock sale and entered into a definitive agreement relating to the private placement of $7,500 of its securities through the sale of 15,000 shares of its common stock at $0.50 per share inclusive of a stock warrant to purchase 15,000 shares of its common stock exercisable at $1.00 expiring three (3) years from the date of issuance with Ryan Edington, the brother of Jerod Edington, the then Vice-president and Chief Operating Officer of the Company.  The fair value of these warrants granted, estimated on the date of grant, was $3,300, which has been recorded as additional paid-in capital, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

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

On February 28, 2015, CEO, Jerod Edington, converted $13,500 in notes payable to common stock at $0.05 per share for a total of 270,000 issued.

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

There are no outstanding and exercisable stock options as of November 30, 2014:

As of February 28, 2015, there were 1,000,000 shares remaining available for issuance under the 2006 Plan.

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

The fair value of each warrant grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following assumptions:

September 30, 2011
Expected option life (year)	3

Expected volatility	100.00%

Risk-free interest rate	0.42%

Dividend yield	0.00%

The table below summarizes the Company’s warrants activity though February 28, 2015:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, May 31, 2013	919,700	$0.01	$0.01	$36,788	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, May 31, 3014	919,700	$0.01	$0.01	$36,788	$-

Granted					-
Canceled					-
Exercised					-
Expired	(167,700)			(6,708)	-
Balance, February 28, 2015	752,000	$0.01	$0.01	$30,080	$-

Earned and exercisable, February 28, 2015	752,000	$0.01	$0.01	$30,080	$-

Unvested, February 28, 2015	-	$0.01	$0.01	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of February 28, 2015:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01	752,000	0.59	$0.01	752,000	0.59	$0.01

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

On September 15, 2014, the Chief Executive Officer of the Company advanced the Company $1,000 for a term of one year at 0% interest.

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

Notes Payable Converted to Common Stock - Officer

On February 28, 2015, CEO, Jerod Edington, converted $13,500 in notes payable to common stock at $0.05 per share for a total of 270,000 issued.

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

Results of Operations

Since Hydrodynex was formed on May 12, 2006, it has not earned any revenues and has incurred a net loss since its inception of $358,101 through February 28, 2015.  The following table provides selected financial data about our company for the interim period ended February 28, 2015 and May 31, 2014, respectively.

Balance Sheets Data	February 28, 2015	May 31, 2014
Cash	$142	$162
Prepaid expenses	1,000	1,000

Total assets	$1,142	$3,076
Total liabilities	$33,000	$42,390
Stockholders’ deficit	$(31,858)	$(41,228)

For the nine months ended February 28, 2015, our total operating expenses were $9,212 as compared to $8,055 for the nine months ended February 28, 2014.  Our operating expenses have increased only slightly between these time periods by $1,157 and until the company receives additional financing, we do not presently expect our expenses to increase  throughout this current fiscal year as compared to the previous fiscal year.  The nine months ended February 28, 2015 included the following expenses:

1.  Professional fees including legal and Accounting - $6,711

2.  General and Administrative Fees - $2,501

Our cash in the bank at February 28, 2015 was $142.  Net cash used in operating activities during the nine months ended February 28, 2015 was $8,520, compared to net cash used in operating activities during the nine months ended February 28, 2014 of $7,872, a difference of $648.

Net cash provided by financing activities for the nine months ended February 28, 2015 was $8,500 compared to net cash provided by financing activities of $6,000 for the nine months ended February 28, 2014.

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

Liquidity and Capital Resources

Since inception, we have financed our operations from private placements of equity securities and loans from shareholders.  We do not have any available lines of credit.  As of February 28, 2015, we had cash in the amount of $142.  Net cash provided by financing activities was $8,500 during the nine months ended February 28, 2015.  We will need to raise additional capital, take loans, or generate revenue in April 2015 or curtail or cease our basic operations.  We need to raise a minimum of $400,000 to implement and complete the first phase of our business plan, as well as to renegotiate the terms of our license agreement, if possible, to allow us to continue our business plan.

On August 8, 2014, the Chief Executive Officer of the Company advanced the Company $3,000 for a term of one year at 0% interest.

On September 15, 2014, the Chief Executive Officer of the Company advanced the Company $1,000 for a term of one year at 0% interest.

On September 22, 2014, the Chief Executive Officer of the Company advanced the Company $3,000 for a term of one year at 0% interest.

On October 10, 2014, the Chief Executive Officer of the Company advanced the Company $2,000 for a term of one year at 0% interest.

On January 20, 2015, the Chief Executive Officer of the Company advanced the Company $2,000 for a term of one year at 0% interest.

On February 28, 2015, CEO, Jerod Edington, converted $13,500 in notes payable to common stock at $0.05 per share for a total of 270,000 issued.  As of February 28, 2015, the total amount of advances due to our Chief Executive officer and director was $0.  As of February 28, 2015, the total amount of advances due to a related party, other affiliates, or non-affiliates was $0.

We do not have sufficient capital resources to carry on operations past April 2015.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond April 2015, but we plan to raise additional capital in a private stock offering to secure funds needed to finance our plan of operation for at least the next twelve months, or enter into loans from existing shareholders to support operations.  We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  However, these are forward-looking statements, and there may be changes that could consume available resources before such time.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, technology verification costs, among others.

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

None.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of February 28, 2015.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of February 28, 2015.  The material weaknesses we identified in our annual report on Form 10-K for our fiscal year ending May 31, 2014, have not been remedied due to our lack of sufficient capital resources.

Changes in Internal Control Over Financial Reporting

As of February 28, 2015, there have been no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended February 28, 2015, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Hydrodynex, Inc.

April 21, 2015	By:	/s/ Jerod Edington

Jerod Edington

President and Chief Executive Officer

(Principal Executive Officer)

Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

VP, Secretary, and Chief Operating Officer